Form 10-Q
period 1999-09-30
CALICO COMMERCE INC/
filed 1999-11-16
CIK 1081154

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the Quarter Ended
                               September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 333-82907


                              Calico Commerce, Inc.
                              ---------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                    77-0373344
               --------                                   ------------
   (State of other jurisdiction of                        (I.R.S Employer
    incorporation or organization)                     Identification Number)


333 West San Carlos, San Jose, California                     95110
-----------------------------------------                     -----
(Address of principal executive offices)                    (Zip Code)


                                 (408) 975-7400
                                 --------------
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days


(1)  Yes     [X]                              No   [ ]

(2)  Yes     [X]                              No   [ ]


        As of October 31, 1999 there were 33,685,585 shares of the Registrant's Common Stock outstanding.


================================================================================

                     CALICO COMMERCE, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS



                                                                                 Page No.
                                                                                 --------
PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements

                Condensed Consolidated Balance Sheet -
                      September 30, 1999 and March 31, 1999                             3

                Condensed Consolidated Statement of Operations - Three and
                      six months ended September 30, 1999 and 1998                      4

                Condensed Consolidated Statement of Cash Flows -
                      Six months ended September 30, 1999 and 1998                      5

                Notes to Condensed Consolidated Financial Statements                    6

Item 2.         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                     9

Item 3.         Quantitative and Qualitative Disclosures about Market Risk             24


PART II         OTHER INFORMATION

Item 1.         Legal Proceedings                                                      25

Item 2.         Changes in Securities and Use of Proceeds                              25

Item 3.         Defaults upon Senior Securities                                        25

Item 4.         Submission of Matters to a Vote of Security Holders                    25

Item 5.         Other Information                                                      26

Item 6.         Exhibits and Reports on Form 8-K                                       26


SIGNATURE                                                                              27

                              CALICO COMMERCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)



                                                       SEPTEMBER 30,  MARCH 31,
                                                       -------------  ---------
                                                         1999           1999
                                                       --------       ---------

                                     ASSETS

Current assets:
  Cash and cash equivalents ....................       $  5,366        $ 15,441
  Accounts receivable, net .....................          7,751           7,443
  Other current assets .........................          2,506           1,417
                                                       --------        --------
     Total current assets ......................         15,623          24,301

Property and equipment, net ....................          3,763           2,532
Intangible and other assets, net ...............          3,654           4,535
                                                       --------        --------
                                                       $ 23,040        $ 31,368
                                                       ========        ========


                      LIABILITIES, MANDATORILY REDEEMABLE
                        CONVERTIBLE PREFERRED STOCK AND
                             STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable .............................       $  2,867        $  1,728
  Accrued liabilities ..........................          6,731           5,448
  Deferred revenue .............................          4,867           6,054
  Current portion of notes payable .............            952             628
  Current portion of capital lease
     obligations ...............................            207             256
                                                       --------        --------
     Total current liabilities .................         15,624          14,114
Notes payable, non-current .....................          1,065             700
Capital lease obligations, non-current .........             98             177
Other liabilities ..............................            468             622
                                                       --------        --------
                                                         17,255          15,613
                                                       --------        --------
Mandatorily Redeemable Convertible Preferred
  Stock ........................................         32,551          32,535
                                                       --------        --------

Commitments and contingencies (Note 10)

Stockholders' deficit:
  Preferred Stock; $0.001 par value; 15,000
     shares authorized; no shares issued and
     outstanding actual ........................             --              --
  Common Stock; $0.001 par value; 150,000
     shares authorized; 11,588 and 11,436
     shares issued and outstanding .............             12              11
  Additional paid-in capital ...................         18,347          17,877
  Notes receivable from stockholders ...........         (2,414)         (2,211)
  Unearned compensation ........................         (1,846)         (2,779)
  Accumulated deficit ..........................        (40,865)        (29,678)
                                                       --------        --------
     Total stockholders' deficit ...............        (26,766)        (16,780)
                                                       ========        ========
                                                       $ 23,040        $ 31,368
                                                       ========        ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              CALICO COMMERCE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)



                                               THREE MONTHS               SIX MONTHS
                                            ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                           ---------------------     ---------------------
                                             1999         1998         1999         1998
                                           --------     --------     --------     --------
Net revenue:
  License ............................     $  3,502     $  2,657     $  6,959     $  5,589
  Services ...........................        4,674        2,628        8,650        4,349
                                           --------     --------     --------     --------
     Total net revenue ...............        8,176        5,285       15,609        9,938
                                           --------     --------     --------     --------
Cost of net revenue:
  License ............................          236          265          373          366
  Services ...........................        3,473        1,742        6,133        3,109
                                           --------     --------     --------     --------
     Total cost of net revenue .......        3,709        2,007        6,506        3,475
                                           --------     --------     --------     --------
Gross profit .........................        4,467        3,278        9,103        6,463
                                           --------     --------     --------     --------
Operating expenses:
  Sales and marketing ................        4,641        3,066        9,199        5,824
  Research and development ...........        3,801        1,232        6,467        2,204
  General and administrative .........        1,900        1,459        3,352        2,100
  Stock compensation .................          420          469          934          893
  Acquired in-process research and
     development .....................           --        1,840           --        1,840
  Amortization of goodwill ...........          236           78          476           78
                                           --------     --------     --------     --------
     Total operating expenses ........       10,998        8,144       20,428       12,939
                                           --------     --------     --------     --------
Loss from operations .................       (6,531)      (4,866)     (11,325)      (6,476)
Interest and other income, net .......           66          (46)         137          (81)
                                           --------     --------     --------     --------
Net loss .............................     $ (6,465)    $ (4,912)    $(11,188)    $ (6,557)
                                           ========     ========     ========     ========
Net loss per share:
  Basic and diluted ..................     $  (0.69)    $  (0.75)    $  (1.21)    $  (1.04)
                                           ========     ========     ========     ========
  Weighted average shares ............        9,354        6,565        9,184        6,303
                                           ========     ========     ========     ========
Pro forma net loss per share:
  Basic and diluted ..................     $  (0.26)    $  (0.25)    $  (0.45)    $  (0.35)
                                           ========     ========     ========     ========
  Weighted average shares ............       24,982       19,704       24,811       18,636
                                           ========     ========     ========     ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              CALICO COMMERCE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)



                                                                                SIX MONTHS
                                                                            ENDED SEPTEMBER 30,
                                                                          -----------------------
                                                                            1999           1998
                                                                          --------       --------
Cash flows from operating activities:
  Net loss ............................................................   $(11,188)      $ (6,557)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Provision for doubtful accounts ...................................        450             74
    Provision for sales returns .......................................        329            150
    Depreciation, amortization and other ..............................      1,682            591
    Stock compensation and other ......................................      1,016            893
    Loss on disposal of assets ........................................         36            260
    Acquired in-process research and development ......................         --          1,840
    Changes in assets and liabilities, net of acquisition:
      Accounts receivable .............................................     (1,087)        (1,423)
      Other current assets ............................................     (1,089)          (118)
      Accounts payable ................................................      1,139            675
      Accrued liabilities .............................................      1,283            342
      Deferred revenue ................................................     (1,187)         1,142
      Other liabilities ...............................................        (60)           101
                                                                          --------       --------
        Net cash used in operating activities .........................     (8,676)        (2,030)
                                                                          --------       --------
Cash flows from investing activities:
  Purchases of property and equipment .................................     (2,162)          (571)
                                                                          --------       --------
        Net cash used in investing activities .........................     (2,162)          (571)
                                                                          --------       --------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock ..............................        186             80
  Common stock repurchases ............................................         --           (482)
  Proceeds from repayments of stockholder loans .......................         --             41
  Net proceeds from issuance of preferred stock .......................         16         10,925
  Proceeds from issuance of notes payable .............................      1,000            413
  Repayments of notes payable .........................................       (311)          (169)
  Principal payments under capital lease obligations ..................       (128)           (61)
                                                                          --------       --------
        Net cash provided by financing activities .....................        763         10,747
                                                                          --------       --------
Net increase (decrease) in cash and cash equivalents ..................    (10,075)         8,146
Cash and cash equivalents at beginning of period ......................     15,441          2,514
                                                                          --------       --------
Cash and cash equivalents at end of period ............................   $  5,366       $ 10,660
                                                                          ========       ========
Supplemental cash flow disclosures:
  Cash paid for interest ..............................................   $     88       $     97
                                                                          ========       ========
Non cash transactions:
  Issuance of Common Stock for notes receivable .......................   $    292       $  1,639
                                                                          ========       ========
  Cancellation of notes receivable related to forfeited
    unvested restricted Common Stock ..................................   $     89       $      9
                                                                          ========       ========
  Equipment acquired through capital lease obligations ................   $     --       $    136
                                                                          ========       ========

Acquired net assets associated with FirstFloor acquisition includes:

  Fair value of tangible assets .......................................                  $    360
  Fair value of existing products and core technology .................                     1,547
  Acquired in-process research and development ........................                     1,840
  Goodwill ............................................................                     4,266
  Fair value of liabilities assumed ...................................                    (1,951)
                                                                                         --------
                                                                                         $  6,062
                                                                                         ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              CALICO COMMERCE, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   For the Six Months Ended September 30, 1999
                                   (unaudited)



1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

        The unaudited interim condensed consolidated financial statements include the accounts of Calico Commerce, Inc. and its wholly owned subsidiaries (collectively, the "Company", "We" or "Our"). All material intercompany accounts and transactions have been eliminated in consolidation.

        The accompanying condensed consolidated financial statements as of September 30, 1999 and for the three and six months ended September 30, 1999 and 1998 are unaudited and have been prepared on a consistent basis with the March 31, 1999 audited financial statements and include all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Registration Statement on Form S-1 for the fiscal year ended March 31, 1999. The results of operations for the three and six months ended September 30, 1999 are not necessarily indicative of results to be expected for the entire year or any other period.


2. REINCORPORATION

        Effective September 23, 1999 the Company reincorporated in the State of Delaware. As a result of the reincorporation, the Company is authorized to issue 150,000,000 shares of $0.001 par value Common Stock and 15,000,000 shares of $0.001 par value Preferred Stock. The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. Share and per share information for each of the periods presented have been retroactively adjusted to reflect the reincorporation.


3. REVENUE RECOGNITION

        Our revenues are derived from licenses from our software and related services, which include implementation and integration, technical support, training and consulting. For contracts with multiple elements, and for which vendor-specific objective evidence of fair value for the undelivered elements exists, we recognize revenue for the delivered elements based upon the residual contract value as prescribed by Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions".

        Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collectibility is probable. Provisions for sales returns are provided at the time of revenue recognition based upon estimated returns. We have not incurred charges for product returns to date.

        Services revenue primarily comprises revenue from consulting fees, maintenance contracts and training. Services revenue from consulting and training is recognized as the service is performed.

        Maintenance contracts include the right to unspecified upgrades and ongoing support. Maintenance revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related contract, which is typically one year.

        License and services revenue on contracts involving significant implementation, customization or services which are essential to the functionality of the software is recognized over the period of each engagement, primarily using the percentage-of-completion method. Labor hours incurred is generally used as the measure of progress towards completion. We classify revenue for these arrangements as license revenue and services revenue based upon its estimates of fair value for each element and recognizes the revenue based on the percentage-of-completion ratio for the arrangement. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated.

        Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenue. Amounts recognized as revenue in advance of billing (typically under percentage-of-completion accounting) are recorded as unbilled receivables.


4. NET LOSS PER SHARE

        Basic net loss per share is computed by dividing the net loss available to Common Stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of Common Stock number and potential shares of Common Stock. The calculation of diluted net loss per share excludes potential shares of Common Stock if the effect is antidilutive. Potential shares of Common Stock consist of unvested restricted Common Stock, incremental shares of Common Stock issuable upon the exercise of stock options and warrants and shares issuable upon conversion of the Series A, Series B, Series C, Series D and Series E Mandatorily redeemable Convertible Preferred Stock.

        Our historical capital structure is not indicative of our prospective structure due to the automatic conversion of all shares of mandatorily redeemable convertible preferred stock into Common Stock concurrent with the closing of our recent initial public offering. Accordingly, a pro forma calculation assuming the conversion of all outstanding shares as of September 30, 1999 and 1998 of mandatorily redeemable convertible preferred stock into Common Stock upon our initial public offering, as if such conversion occurred at the beginning of the periods presented, or from their respective dates of issuance, if later, is presented.

        The following table sets forth the computation of basic and diluted net loss per share and the pro forma basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                    THREE MONTHS              SIX MONTHS
                                                 ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                ---------------------     ---------------------
                                                  1999         1998         1999         1998
                                                --------     --------     --------     --------
Numerator:
  Net loss ...................................  $ (6,465)    $ (4,912)    $(11,188)    $ (6,557)
                                                ========     ========     ========     ========
Denominator:
  Weighted average shares ....................    11,496       10,530       11,483       10,299
  Weighted average unvested shares of Common
     Stock subject to repurchase .............    (2,142)      (3,965)      (2,299)      (3,996)
                                                --------     --------     --------     --------
  Denominator for basic and diluted
     calculation .............................     9,354        6,565        9,184        6,303
                                                ========     ========     ========     ========
Net loss per share:
  Basic and diluted ..........................  $  (0.69)    $  (0.75)    $  (1.21)    $  (1.04)
                                                ========     ========     ========     ========

        At September 30, 1999 24,422,606 potential common shares are excluded from the determination of diluted net loss per share as the effect of such shares is antidilutive.

Pro forma:
Shares used above ............................     9,354        6,565        9,184        6,303

Pro forma adjustment to reflect weighted
  effect of assumed conversion of
  convertible preferred stock ................    15,628       13,139       15,627       12,333
                                                --------     --------     --------     --------
Shares used in computing pro forma
   basic and diluted net loss per share ......    24,982       19,704       24,811       18,636
                                                ========     ========     ========     ========
Net loss per share:
  Basic and diluted ..........................  $  (0.26)    $  (0.25)    $  (0.45)    $  (0.35)
                                                ========     ========     ========     ========

        The above table reflects the restated weighted average shares for the three months ended June 30, 1999 to reflect 1,052,632 shares sold to a private investor in March 1999. Using these shares, the previously reported net loss per share for that quarter would have been $0.52 instead of the $0.59 shown in the Company's S-1 registration statement.

5. COMPREHENSIVE INCOME

        Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, we have not had any significant transactions that are required to be reported in comprehensive income.


6. INFORMATION CONCERNING BUSINESS SEGMENTS

        We operate in one single industry segment. We do not have separate operating segments for which discrete financial statements are prepared. Our management makes operating decisions and assesses performance primarily based upon product revenues and related gross margins.

        The majority of our sales to other foreign countries are originated in the United States and therefore represent export sales. The following is a breakdown of revenues by shipment destination for the three and six months ended September 30, 1999 and 1998, respectively:

                                         THREE MONTHS          SIX MONTHS
                                      ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                      -------------------  -------------------
                                       1999       1998      1999        1998
                                      ------     -------   -------     -------
United States........................ $7,294     $ 5,236   $13,836     $ 9,837
Other foreign countries..............    882          49     1,773         101
                                     -------     -------   -------     -------
                                      $8,176     $ 5,285   $15,609     $ 9,938
                                     =======     =======   =======     =======


7. INITIAL PUBLIC OFFERING

        On October 7, 1999, we completed our initial public offering of our common stock. The initial public offering price for the 4,600,000 shares offered by the Company, including the over-allotment option exercised by the underwriters, was $14.00 per share. Net proceeds to the Company, before offering expenses, were $59.9 million or $13.02 per share.

        Simultaneous with the closing of the initial public offering, we received an additional $24.0 million from the sale of an aggregate of 1,843,200 shares of common stock at $13.02 per share in private placements to Dell U.S.A., L.P., a Texas limited partnership ($20.0 million) and Andersen Consulting LLP ($4.0 million).


8. STOCK SPLIT

        On August 24, 1999, our Board of Directors approved a 3-for-2 stock split of our outstanding Common Stock. Share and per share information for all periods presented have been retroactively adjusted to reflect the stock split.


9. DEBT AND ASSOCIATED WARRANTS

        In September 1999, we entered into a commitment with a bank to issue variable rate installment notes in connection with a proposed $3.0 million equipment financing credit line expiring June 30, 2000. Each advance bears interest at the banks prime rate plus 0.5% per year, with the principal to be repaid in 36 equal monthly installments. The bank advanced us $1.0 million under this commitment on September 30, 1999. In connection with this commitment, we issued warrants to the bank to purchase 5,263 shares of Common Stock at $9.50 per share, expiring on September 24, 2002. We estimated the fair value of the warrants at $30,000 using the Black-Scholes option pricing model using the fair value of our Common Stock of $12.00, risk-free interest rate of 5.5%, volatility factor of 50% and life of three years. We will record the expense related to the warrants over the life of the associated financing instrument as additional interest expense.

        Under the above commitment, which was finalized in October 1999 with the same terms stated above, we are required to meet certain monthly and quarterly financial tests, including minimum operating results and certain liquidity, leverage and debt service ratios. All previous agreements with the above financial institution are now under these same covenants. At September 30, 1999 we were not in compliance with the quick ratio covenant for which we obtained a waiver. We would have been in compliance if the October 1999 initial public offering and private placement had been completed on or before September 30, 1999.


10. COMMITMENTS AND CONTINGENCIES

        In August 1999, we entered into a new office lease for our corporate headquarters, as the previous sub-lease had expired. At September 30, 1999, we had noncancelable operating leases for office space and equipment of approximately $9.3 million, which are payable through fiscal 2004.

        Although we have no material long-term commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. We intend to fund the intended increase in expenses and capital expenditures through the proceeds of the completed October 1999 initial public offering, together with existing cash and cash equivalents, and believe that these funds will be sufficient to meet our working capital needs for at least the next 12 months. However, we may need to raise additional funds in order to support more rapid expansion of our sales force, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. If we seek to raise additional funds, we may not be able to obtain funds on terms which are favorable or otherwise acceptable to us. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. Furthermore, these securities may have rights, preferences or privileges senior to our common stock.

        From time to time, in the normal course of business, various claims are made against the Company. In the opinion of management, based on consultation with legal counsel, there are no pending claims for which the outcome is expected to result in a material adverse effect on the financial position or results of operations of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information in this discussion contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Factors that May Affect Results" and "Liquidity and Capital Resources" below as well as Risk Factors included in our prospectus dated October 6, 1999, as filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report.


OVERVIEW

        We provide software and services that enable companies to interact directly with their customers over the Internet, intranets, extranets, and corporate networks, and accessed through desktop and mobile computers and retail kiosks to improve the interactive buying and selling of complex products and services.

        We were incorporated in April 1994. From May 1994 through March 1997, we generated revenue primarily from the license of products based upon our first generation configuration technology. In March 1997, we released our first product designed for use over the Internet and corporate networks. In December 1998, we released Calico eSales 2.0, an integrated suite of products that extended the Internet-based architecture and included Calico eSales Catalog(since re-named Calico eSales InfoGuide), a product that allows targeted delivery of information without the need to modify existing applications or information sources. Calico eSales InfoGuide was the first product release based upon technology obtained from our August 1998 acquisition of FirstFloor. In May 1999, we released Calico eSales Loyalty Builder, which incorporates technology also obtained from our acquisition of FirstFloor. In June 1999, we released Calico eSales 2.5, an integrated suite that incorporates eSales Loyalty Builder, eSales Quote and improved versions of our other products.

        We derive revenue principally from the license of our Calico eSales Suite of products and the delivery of associated implementation and support services. The mix of products and services sold varies by customer, and follow-on sales typically reflect an expansion of the use of our products within the customer's business, rather than a migration to different products. To date, our sales have been primarily within the computer hardware and network and telecommunications equipment industries.

        Since our inception, we have incurred quarterly and annual losses, and we expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. We incurred net losses of $6.9 million for fiscal 1997, $5.5 million for fiscal 1998, $15.3 million for fiscal 1999 and $11.2 million for the six months ended September 30, 1999. As of September 30, 1999, we had an accumulated deficit of $40.9 million. We expect that our operating expenses will continue to increase substantially in future quarters as we increase sales and marketing operations, develop new distribution channels, expand our professional services organization, and continue to fund research and development.

      We have recently experienced a period of rapid growth and expansion, and expect to continue to expand through multiple growth strategies. To manage this growth effectively, we will have to improve our existing operational and financial systems and hire additional qualified personnel. In addition, we expanded our current headquarters during the first half of fiscal 2000. The expenses related to this expansion or move may be greater than our obligations for our current facility.


RESULTS OF OPERATIONS

       The following table sets forth the periods indicated, the percentage of revenues represented by certain lines in our condensed consolidated statements of operations.

                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                             SEPTEMBER 30,       SEPTEMBER 30,
                                          ------------------   ----------------
                                            1999      1998      1999      1998
                                            ----      ----      ----      ----
Net revenue:
  License ..............................      43%       50%       45%       56%
  Services .............................      57        50        55        44
                                            ----      ----      ----      ----
     Total net revenue .................     100       100       100       100
                                            ----      ----      ----      ----
Cost of net revenue:
  License ..............................       3         5         2         4
  Services .............................      42        33        40        31
                                            ----      ----      ----      ----
     Total cost of net revenue .........      45        38        42        35
                                            ----      ----      ----      ----
Gross margin ...........................      55        62        58        65
                                            ----      ----      ----      ----
Operating expenses:
  Sales and marketing ..................      57        58        59        59
  Research and development .............      47        23        42        22
  General and administrative ...........      23        28        21        21
  Stock compensation ...................       5         9         6         9
  Acquired in-process research and
     development .......................      --        35        --        18
  Amortization of goodwill .............       3         1         3         1
                                            ----      ----      ----      ----
     Total operating expenses ..........     135       154       131       130
                                            ----      ----      ----      ----
Loss from operations ...................     (80)      (92)      (73)      (65)
Interest and other income, net .........       1        (1)        1        (1)
                                            ----      ----      ----      ----
Net loss ...............................     (79)      (93)      (72)      (66)
                                            ====      ====      ====      ====

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

REVENUE

      Total net revenue increased 55% to $8.2 million in the three months ended September 30, 1999 from $5.3 million in the three months ended September 30, 1998.

      LICENSE. License revenue increased 32% to $3.5 million in the three months ended September 30, 1999 from $2.7 million in the three months ended September 30, 1998. License revenue as a percentage of total net revenue was 43% in the three months ended September 30, 1999 and 50% in the three months ended September 30, 1998. The increase in license revenue in absolute dollars is attributable to an increase in the number and average size of license transactions recognized during the quarter. Thirteen percent of this quarter's license revenue resulted from an arrangement with a Shareholder who at the time of the transaction owned 4% of the Company's outstanding Stock (including conversion of mandatorily redeemable convertible preferred stock).

      SERVICES. Services revenue increased 78% to $4.7 million in the three months ended September 30, 1999 from $2.6 million in the three months ended September 30, 1998. Services revenue as a percentage of total net revenue was 57% in the three months ended September 30, 1999 and 50% in the three months ended September 30, 1998. The increase in services revenue in absolute dollars and as a percentage of total net revenue is attributable to an increase in the number and size of consulting engagements, as well as an increase in the installed base of customers and in the average size of maintenance contracts. This increase in services revenue as a percentage of total net revenue has resulted in reduced overall gross margins, since services revenue typically has lower gross margins than license revenue. During the three months ended September 30, 1999, 70% of maintenance revenue came from initial maintenance contracts, with the remainder from maintenance renewals.


COST OF REVENUE

      LICENSE. Cost of license revenue decreased 11% to $236,000 in the three months ended September 30, 1999 from $265,000 in the three months ended September 30, 1998. Cost of license revenue as a percentage of license revenue was 7% in the three months ended September 30, 1999 and 10% in the three months ended September 30, 1998. The decrease in cost of license revenue in absolute dollars and as a percentage of license revenue is primarily due to a reduction in royalties paid to third parties for embedded technology. Since it is our continuing strategy to license third-party technology for inclusion in our products, we expect the cost of license revenue as a percentage of license revenue to fluctuate or increase in future periods.

      SERVICES. Cost of services revenue increased 99% to $3.5 million in the three months ended September 30, 1999 from $1.7 million in the three months ended September 30, 1998. Cost of services revenue as a percentage of services revenue was 74% in the three months ended September 30, 1999 and 66% in the three months ended September 30, 1998. The increase in cost of services revenue in absolute dollars is primarily due to costs associated with increased personnel in our services organization and increased costs for third-party contractors used to staff consulting engagements. The increase in cost of services revenue as a percentage of services revenue is primarily due to an increase in the use of third-party contractors to staff consulting engagements.

OPERATING EXPENSES

      SALES AND MARKETING. Sales and marketing expenses increased 51% to $4.6 million in the three months ended September 30, 1999 from $3.1 million in the three months ended September 30, 1998. Sales and marketing expenses as a percentage of total net revenue decreased to 57% in the three months ended September 30, 1999 from 58% in the three months ended September 30, 1998. Sales and marketing expenses increased in absolute dollars primarily due to increased personnel-related costs. We intend to continue to expand our sales and marketing efforts, and accordingly, expect sales and marketing expenses to increase in absolute dollars in future periods.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased 209% to $3.8 million in the three months ended September 30, 1999 from $1.2 million in the three months ended September 30, 1998. Research and development expenses as a percentage of total net revenue increased to 47% in the three months ended September 30, 1999 from 23% in the three months ended September 30, 1998. Research and development expenses increased in absolute dollars and as a percentage of total net revenue as a result of the addition of engineering and product development personnel. Personnel-related expenses accounted for the majority of the increase in absolute dollars. We believe that continued investment in new product development is central to achieving our strategic objectives, and expect research and development expenses to increase in absolute dollars in future periods.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 30% to $1.9 million in the three months ended September 30, 1999 from $1.5 million in the three months ended September 30, 1998. General and administrative expenses as a percentage of total net revenue were 23% in the three months ended September 30, 1999 and 28% in the three months ended September 30, 1998. General and administrative expenses decreased as a percentage of net revenues due in part to a prior year charge of $660,000 in the quarter ended September 30, 1998 for the minimum lease payments committed under our previous leased facility which we vacated and losses on disposal of certain fixed assets, related to the relocation of our corporate headquarters. Excluding this one-time charge, the absolute increase in general and administrative expenses was a result of increased personnel-related costs resulting from the growth of our finance, human resources and information systems staff, along with increased legal and financial advisory fees. We expect general and administrative expenses to increase in absolute dollars in future periods as we add personnel and incur costs to support the growth of our business.

      STOCK COMPENSATION. In connection with the granting of stock options to our employees, we recorded aggregate unearned compensation totaling $5.6 million. The unearned compensation represents the difference between the exercise price of stock option grants and the deemed fair value of our common stock at the time of the grants. We recorded expenses related to stock compensation of $420,000 in the three months ended September 30, 1999 and $469,000 in the three months ended September 30, 1998. Stock compensation expenses as a percentage of total net revenue were 5% in the three months ended September 30, 1999 and 9% in the three months ended September 30, 1998.

      AMORTIZATION OF GOODWILL. During the three months ended September 30, 1999, we recorded $236,000 in amortization, reflecting the amortization of goodwill acquired as part of the FirstFloor acquisition.


INTEREST AND OTHER INCOME, NET

      Interest and other income, net, improved to $66,000 of net interest income in the three months ended September 30, 1999 from $46,000 of net interest expense in the three months ended September 30, 1998. The improvement is primarily due to interest earned on increased cash and equivalents balances.


COMPARISON OF SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

REVENUE

      Total net revenue increased 57% to $15.6 million in the six months ended September 30, 1999 from $9.9 million in the six months ended September 30, 1998.

      LICENSE. License revenue increased 25% to $7.0 million in the six months ended September 30, 1999 from $5.6 million in the six months ended September 30, 1998. License revenue as a percentage of total net revenue was 45% in the six months ended September 30, 1999 and 56% in the six months ended September 30, 1998. The increase in license revenue in absolute dollars is attributable to an increase in the number and average size of license transactions recognized during the quarter. Six percent of this period's license revenue resulted from an arrangement with a Shareholder who at the time of the transaction owned 4% of the Company's outstanding Stock (including conversion of mandatorily redeemable convertible preferred stock).

      SERVICES. Services revenue increased 99% to $8.7 million in the six months ended September 30, 1999 from $4.3 million in the six months ended September 30, 1998. Services revenue as a percentage of total net revenue was 55% in the six months ended September 30, 1999 and 44% in the six months ended September 30, 1998. The increase in services revenue in absolute dollars and as a percentage of total net revenue is attributable to a significant increase in the number and size of consulting engagements, as well as an increase in the installed base of customers and in the average size of maintenance contracts. This increase in services revenue as a percentage of total net revenue has resulted in reduced overall gross margins, since services revenue typically has lower gross margins than license revenue. During the six months ended September 30, 1999, 71% of maintenance revenue came from initial maintenance contracts, with the remainder from maintenance renewals.


COST OF REVENUE

      LICENSE. Cost of license revenue increased 2% to $373,000 in the six months ended September 30, 1999 from $366,000 in the six months ended September 30, 1998. Cost of license revenue as a percentage of license revenue was 5% in the six months ended

September 30, 1999 and 7% in the six months ended September 30, 1998. The increase in cost of license revenue in absolute dollars is due to the amortization of existing products and core technology acquired in the acquisition of FirstFloor, offset by reduced payments to third parties for embedded technology. The decline in cost of license revenue as a percentage of net license revenue is due to growth in license revenue and lower average royalty rates.

      SERVICES. Cost of services revenue increased 97% to $6.1 million in the six months ended September 30, 1999 from $3.1 million in the six months ended September 30, 1998. Cost of services revenue as a percentage of services revenue was 71% in the six months ended September 30, 1999 and 71% in the six months ended September 30, 1998. The increase in cost of services revenue in absolute dollars is primarily due to costs associated with increased personnel in our services organization as well as increased costs for third-party contractors used to staff consulting engagements.


OPERATING EXPENSES

      SALES AND MARKETING. Sales and marketing expenses increased 58% to $9.2 million in the six months ended September 30, 1999 from $5.8 million in the six months ended September 30, 1998. Sales and marketing expenses as a percentage of total net revenue was 59% in the six months ended September 30, 1999 and 59% in the six months ended September 30, 1998. Sales and marketing expenses increased in absolute dollars primarily due to increased personnel-related costs, resulting from our continued investment in the development of our international direct sales and indirect sales and marketing organizations.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased 193% to $6.5 million in the six months ended September 30, 1999 from $2.2 million in the six months ended September 30, 1998. Research and development expenses as a percentage of total net revenue increased to 42% in the six months ended September 30, 1999 from 22% in the six months ended September 30, 1998. Research and development expenses increased in absolute dollars and as a percentage of total net revenue as a result of increased engineering and product development personnel partially attributable to personnel added as a result of our acquisition of FirstFloor in the quarter ended September 30, 1998. Personnel-related expenses accounted for the majority of the increase in absolute dollars.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 60% to $3.4 million in the six months ended September 30, 1999 from $2.1 million in the six months ended September 30, 1998. General and administrative expenses as a percentage of total net revenue were 21% in the six months ended September 30, 1999 and 21% in the six months ended September 30, 1998. In the six months ended September 30, 1998, general and administrative expenses included a charge of $660,000 in the quarter ended September 30, 1998 for the minimum lease payments committed under our previous leased facility which we vacated and losses on disposal of certain fixed assets, related to the relocation of our corporate headquarters. Excluding this charge, the majority of the absolute dollar increase in general and administrative expenses was due to increased personnel-related costs resulting from the growth of our finance, human resources and information systems staff, and due to increased spending for legal and financial advisory services.

      STOCK COMPENSATION. We recorded expenses related to stock compensation of $934,000 in the six months ended September 30, 1999 and $893,000 in the six months ended September 30, 1998. Stock compensation expenses as a percentage of total net revenue were 6% in the six months ended September 30, 1999 and 9% in the six months ended September 30, 1998.

      AMORTIZATION OF GOODWILL. During the six months ended September 30, 1999, we recorded $476,000 in amortization, compared with $78,000 in the six months ended September 30, 1998.

INTEREST AND OTHER INCOME, NET

      Interest and other income, net, improved to $137,000 of net interest income in the six months ended September 30, 1999 from $81,000 of net interest expense in the six months ended September 30, 1998. The improvement is primarily due to interest earned on increased cash and cash equivalent balances.

LIQUIDITY AND CAPITAL RESOURCES

        In October 1999, we completed an initial public offering of 4,600,000 shares of Common Stock (including the exercise of the underwriters' overallotment option) at $14.00 per share. Net proceeds to us, before offering expenses, were $59.9 million or $13.02 per share. Simultaneous with the closing of the initial public offering, the Company received an additional $24.0 million from the sale of an aggregate of 1,843,200 shares of common stock at $13.02 per share in private placements to Dell U.S.A., L.P., a Texas limited partnership ($20.0 million) and Andersen Consulting LLP ($4.0 million). We have used, and continue to expect to use, the proceeds from the sale of stock for general corporate purposes, including working capital. A portion of the proceeds may also be used to acquire or invest in complementary companies, product lines, products or technologies. Pending such uses, we have invested the net proceeds from the sale of stock in investment grade, interest-bearing securities. Prior to our initial public offering, we had financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities, and to a lesser extent, notes payable and capital equipment leases.

        As of September 30, 1999, we had $5.4 million of cash and cash equivalents, compared with $15.4 million as of March 31, 1999. Cash used in operating activities was $4.3 million for fiscal 1997, $3.3 million for fiscal 1998 and $7.4 million for fiscal 1999, and was $2.0 million in the six months ended September 30, 1998 and $8.7 million in the six months ended September 30, 1999. Cash used in operations resulted primarily from net losses net of non-cash expenses including depreciation and stock compensation, and increases in our accounts receivable, offset in part by the growth in accounts payable and accrued liabilities.

      Net cash used in investing activities of $930,000 for fiscal 1997, $1.4 million for fiscal 1998, $1.8 million for fiscal 1999, $571,000 for the six months ended September 30, 1998 and $2.2 million for the six months ended September 30, 1999, related to purchases of computer equipment and to a lesser extent software and office furniture to support our expanding operations.

      Financing activities provided net cash of $5.4 million for fiscal 1997, $5.3 million for fiscal 1998, $22.1 million for fiscal 1999, $10.7 million for the six months ended September 30, 1998 and $763,000 in the six months ended September 30, 1999. Financing activities were primarily the sale of our Common and Preferred Stock. We have also used debt and leases to partially finance our operations and capital purchases. At September 30, 1999 we also had $2.0 million in current and non-current debt as well as $305,000 in current and non-current lease obligations.

      Included in the amounts above are four variable rate installment notes with a bank that are secured by the equipment financed by the bank. The notes bear interest at the bank prime rate and are due between March 2001 and February 2002. Also included are three notes payable to an equipment financing company that bear interest at 7% per year and are due between June 2000 and October 2000, and three capital leases for the lease of computer and office equipment due through January 2003.

      In September 1999, we entered into a commitment with the bank issuing the variable rate installment notes described above in connection with a proposed $3.0 million equipment financing credit line expiring June 30, 2000, which we completed in October 1999. Each advance bears interest at the bank's prime rate plus 0.5% per year, with principal to be repaid in 36 equal monthly installments. The bank advanced us $1.0 million under this commitment on September 30, 1999. We issued warrants to the bank to purchase 5,263 shares of common stock at $9.50 per share in connection with this commitment.

        Under the above commitment, which was finalized in October 1999 with the same terms stated above, we are required to meet certain monthly and quarterly financial tests, including minimum operating results and certain liquidity, leverage and debt service ratios. All previous agreements with the above financial institution are now under these same covenants. At September 30, 1999 we were in compliance with all of the new financial covenants.

        In August 1999, we entered into a new office lease for our corporate headquarters, as the previous sub-lease had expired. At September 30, 1999, we had noncancelable operating leases for office space and equipment of approximately $9.3 million, which are payable through fiscal 2004.

      Although we have no material long-term commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. We intend to fund the intended increase in expenses and capital expenditures through the proceeds of the completed October 1999 initial public offering, together with existing cash and cash equivalents, and believe that these funds will be sufficient to meet our working capital needs for at least the next 12 months. However, we may need to raise additional funds in order to support more rapid expansion of our sales force, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. If we seek to raise additional funds, we may not be able to obtain funds on terms which are favorable or otherwise acceptable to us. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. Furthermore, these securities may have rights, preferences or privileges senior to our Common Stock.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities". This statement establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 will become effective during the year ending March 31, 2001. The adoption of SFAS No. 133 is not expected to have a material effect on our results of operations, financial position or cash flows.


YEAR 2000 COMPLIANCE

      The "year 2000" issue refers generally to the problems that some software may have in determining the correct century for the year. Software with date sensitive information that is not year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in system failures or the creation of erroneous results. We are subject to potential year 2000 problems affecting our products, our internal systems and the systems of our suppliers and customers, any of which could harm our business.

      We believe that all current versions of our products are year 2000 compliant, so long as they are configured and used in accordance with our specifications, and provided that the underlying operating systems and any other software used with our products are also year 2000 compliant. However, since our products are integrated with our customers' systems, the failure of our customers' systems to be year 2000 compliant could impede the success of our applications in their systems. Accordingly, known or unknown defects or errors that affect the operation of our software, including any defects or errors in systems that include our products, could result in delay or loss of revenue, diversion of development resources, damage to our reputation, or increased service or warranty costs, any of which could harm our business.

      We have completed an assessment of our internal systems and are not currently aware of any material operational issues or costs associated with our internal systems for the year 2000. However, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal systems.

      In conjunction with our year 2000 assessment, we have contacted our major suppliers to determine whether their operations and the products and services they provide are year 2000 compliant. Where practicable, we have attempted to mitigate our risks with respect to the failure of suppliers to be year 2000 compliant. However, these failures remain a possibility and could harm our business.

      We have developed a series of contingency plans to address situations that may result if our products, our internal systems, or the systems of our suppliers or customers are not year 2000 compliant.

      We have funded our year 2000 plan from available cash and have not separately accounted for these costs. Through September 30, 1999, these costs have not been material and are not expected to be material. However, we may experience unanticipated problems and costs with year 2000 compliance that could harm our business.


                         FACTORS THAT MAY AFFECT RESULTS

     You should carefully consider the risks described below, together with all of the other information included in this prospectus, before deciding whether to invest in our common stock.

     If any of the following risks actually occurs, our business could be harmed. In such case, the trading price of our Common Stock could decline, and you may lose all or part of your investment.

WE HAVE A HISTORY OF LOSSES, WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

      We have incurred quarterly and annual losses in each of the five years since we were formed, and we expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. We incurred net losses of $6.9 million for fiscal 1997, $5.5 million for fiscal 1998, $15.3 million for fiscal 1999 and $11.2 million for the six months ended September 30, 1999. As of September 30, 1999, we had an accumulated deficit of $40.9 million. Moreover, we expect to continue to incur significant sales and marketing and research and development expenses, and, as a result, we will need to generate significant revenue to achieve and maintain profitability. Although our revenue has grown in recent quarters, we cannot be certain that we can sustain this growth or that we will generate sufficient revenue for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.


OUR QUARTERLY RESULTS FLUCTUATE SIGNIFICANTLY, ARE SUBJECT TO SEASONALITY AND MAY FALL SHORT OF ANTICIPATED LEVELS, WHICH MAY CAUSE VOLATILITY OR DECLINE IN THE PRICE OF OUR COMMON STOCK

      Our quarterly operating results have varied significantly in the past and we expect that they will continue to vary significantly from quarter to quarter in the future.

      In addition, we receive a major portion of our orders near the end of each quarter. Therefore, we have difficulty predicting the volume and timing of orders, and short delays in closing orders or implementation of products can cause our operating results to fall substantially short of anticipated levels for that quarter.

      We also expect to experience seasonal fluctuations in the sales of our software products. For example, our quarterly results may fluctuate based upon our customers' calendar year budgeting cycles. These seasonal variations may lead to fluctuations in our quarterly operating results.

      As a result of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful and are not a good predictor of our future performance. In some future quarter our operating results may be below the expectations of public market analysts and investors, which could cause volatility or decline in the price of our common stock.

OUR PRODUCTS HAVE A LONG SALES AND IMPLEMENTATION CYCLE WHICH MAKES IT DIFFICULT TO PREDICT OUR QUARTERLY RESULTS AND MAY CAUSE OPERATING RESULTS TO VARY SIGNIFICANTLY

      The sales cycle for our products is long, typically ranging from three months to a year, making it difficult to predict the quarter in which revenue recognition may occur. Our products have a relatively high sales price per unit, and often are part of a significant strategic decision by our customers regarding their information systems infrastructure. Accordingly, the decision to purchase our products typically requires significant pre-purchase evaluation. We spend significant time educating and providing information to prospective customers regarding the use and benefits of our products. During this evaluation period, we may expend substantial funds in sales, marketing and management efforts.

      This lengthy sales cycle may cause license revenue and operating results to vary significantly from period to period. If anticipated sales from a specific customer for a particular quarter are not realized in that quarter, our operating results may vary significantly and we may miss our revenue forecast.

IF WE ARE UNABLE TO COMPLETE SUBSTANTIAL LICENSE SALES WHEN ANTICIPATED OR EXPERIENCE DELAYS IN THE PROGRESS ON A PROJECT OR IN THE SATISFACTION OF CONTRACT TERMS, WE MAY HAVE TO DEFER REVENUE UNTIL LATER QUARTERS, CAUSING OUR QUARTERLY RESULTS TO FLUCTUATE AND FALL BELOW ANTICIPATED LEVELS

      Even after purchase of our products, it often takes substantial time and resources to implement our software and to integrate it with our customers' existing computer systems. We may not be able to recognize all or a portion of the revenue until the implementation of the software is completed or milestones are achieved. We have in the past and may in the future be required to defer license revenue for software products from the period in which the agreement for the license of software is signed to subsequent periods. If we are unable to complete one or more substantial anticipated license sales or experience delays in the progress on a project or product or in the satisfaction of contract terms required for revenue recognition in a particular quarter, we may not be able to recognize revenue when anticipated, causing our quarterly results to fluctuate and fall below anticipated levels. This could cause our stock price to decline.

BECAUSE A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUE, OUR REVENUE COULD DECLINE IF WE LOSE A MAJOR CUSTOMER

      We derive a significant portion of our software license revenue in each quarter from a limited number of customers. For example, for the six months ended September 30, 1999, two customers accounted for 42% of our revenue and ten customers accounted for 83% of our revenue. Many of our contracts are in excess of $1.0 million. We expect that a limited number of customers will continue to account for a substantial portion of our revenue for the foreseeable future. As a result, if we lose a major customer, if a contract is delayed, cancelled or deferred or if an anticipated sale is not made, our revenue would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue in any future period.

WE MAY NOT ACHIEVE ANTICIPATED REVENUE IF WE DO NOT SUCCESSFULLY INTRODUCE, OR IF OUR CUSTOMERS DO NOT ACCEPT, UPGRADES AND ENHANCEMENTS TO OUR PRODUCTS

      We currently derive substantially all of our revenue from licenses, professional services and support related to sales of the Calico eSales Suite.

      Our business depends on the success and customer acceptance of the introduction of upgrades as well as future enhancements. Although our products have been subject to our internal testing procedures, since the new version of the Calico eSales Suite has only recently been introduced, customers may discover errors or other problems with the product, which may adversely affect its acceptance.

      We expect that we will continue to depend on revenue from new and enhanced versions of the Calico eSales Suite for the foreseeable future, and if our target customers do not continue to adopt and expand their use of the Calico eSales Suite, we may not achieve anticipated revenue.

WE COULD FAIL TO ACHIEVE ANTICIPATED REVENUE IF WE EXPERIENCE DELAYS IN INTRODUCTION AND MARKET ACCEPTANCE OF NEW PRODUCTS

      We expect to add new products by acquisition or internal development and by developing enhancements to our existing products. We have in the past experienced delays in the planned release dates of our software products and upgrades. New products may not be released on schedule or may contain defects when released. The introduction of enhancements to our suite of products may cause customers to defer orders for our existing products. New and enhanced products may not meet the requirements of the marketplace and achieve market acceptance. If we are unable to ship or implement new or enhanced products when planned, or fail to achieve timely market acceptance of our new or enhanced products, we may suffer lost sales and could fail to achieve anticipated revenue.

WE HAVE LIMITED EXPERIENCE WITH LARGE-SCALE DEPLOYMENTS, THE CALICO ESALES CONFIGURATOR OPERATES ONLY ON WINDOWS NT AND NOT ON UNIX-BASED WEB SERVERS, AND IF OUR PRODUCTS DO NOT SCALE TO OPERATE IN A COMPANY-WIDE ENVIRONMENT, WE MAY LOSE SALES AND SUFFER DECREASED REVENUE

      Our strategy requires that our software be highly scalable, or able to accommodate substantial increases in the number of users concurrently using the product. However, we are just beginning to deploy large-scale Internet-based solutions and no large-scale deployment has been operating at any customer site for an extended period of time. In addition, the interface component of the Calico eSales Configurator is powered by Microsoft Active Server Pages and therefore operates only on Windows NT. We are developing user interface components to allow our customers to use either a Unix-based or Windows NT-based web server. If we are unable to promptly or successfully develop the Unix version, the scalability of our Calico eSales Configurator may be limited for larger customer applications due to the scalability limitations of Windows NT. If our solutions do not perform adequately in large-scale implementations, we may lose customer sales resulting in a decline in revenue.

      In addition, the computer software for our larger customer applications is often implemented together with computer software applications from other companies. Some of these implementations are performed by third parties. If our customers experience delays or difficulties implementing our software together with these computer software applications in large scale complex integrations, we may lose sales, incur customer dissatisfaction and suffer decreased revenue.

TO DATE, OUR SALES HAVE BEEN CONCENTRATED IN THE COMPUTER HARDWARE AND NETWORK AND TELECOMMUNICATIONS EQUIPMENT MARKETS AND IF WE ARE UNABLE TO SUCCESSFULLY PENETRATE NEW MARKETS, WE MAY NOT BE ABLE TO ACHIEVE EXPECTED SALES GROWTH

      Sales of our products and services in two markets -- computer hardware and network and telecommunications equipment -- accounted for over 60% of our total net revenue in the six months ended September 30, 1999. We expect that revenue from these two markets will continue to account for a substantial portion of our total net revenue in fiscal 2000. We are targeting expansion in additional market segments defined by industry where eCommerce software is highly strategic and promote competitive advantage, including manufacturing, retail, telecommunications services and financial services. If we are unable to successfully increase penetration of our existing markets or expand in these additional markets, or if the overall economic climate of our target markets deteriorates, we may not be able to achieve expected sales growth.

IN ORDER TO INCREASE SALES OF OUR PRODUCTS, WE MUST INCREASE OUR DIRECT SALES FORCE; HOWEVER, HIRING AND INTEGRATING SALES PERSONNEL TAKES TIME AND THERE IS A SHORTAGE OF QUALIFIED PERSONNEL

      Our future growth depends on the ability of our direct sales force to develop customer relationships and increase sales to a level that will allow us to reach and maintain profitability. Our ability to increase our sales will depend on our ability to recruit, train and retain top quality sales people who are able to target prospective customers' senior management, and who can productively generate and service large accounts.

      There is a shortage of the sales personnel we need, and competition for qualified personnel is intense. In addition, it will take time for new sales personnel to achieve full productivity. If we are unable to hire or retain qualified sales personnel, or if newly hired personnel fail to develop the necessary skills or to reach productivity when anticipated, we may not be able to expand our sales organization and increase sales of our products.

IF WE DO NOT EXPAND OUR PROFESSIONAL SERVICES ORGANIZATION AND ESTABLISH AND MAINTAIN RELATIONSHIPS WITH THIRD PARTY CONSULTANTS, WE MAY NOT BE ABLE TO PROVIDE ADEQUATE IMPLEMENTATION SERVICES TO OUR CUSTOMERS

      Growth in the license of our products depends on our ability to provide our customers with professional services to assist with design, implementation and maintenance. If we are unable to get the support of third-party consultants to provide these services or if third parties do not provide these services effectively or in a cost-efficient manner, or decide to develop their own products or support the products of our competitors rather than our products, we may not be able to provide sufficient implementation services to our customers. This could result in decreased customer satisfaction and loss of sales. In addition, if we have to retain third party consultants to provide services for our customers for which we have previously committed, the resulting increased costs could have an adverse impact on the gross margins for our professional services.

YEAR 2000 CONSIDERATIONS MAY CAUSE OUR CUSTOMERS AND POTENTIAL CUSTOMERS TO DELAY PURCHASES OF OUR PRODUCTS UNTIL LATER IN 2000, AND MAY REDUCE OUR SALES

      We may experience reduced license of products as customers and potential customers put a priority on correcting year 2000 problems and therefore defer purchase decisions for software products until later in 2000. Accordingly, demand for our products may be particularly volatile and unpredictable for the remainder of calendar 1999 and 2000.

OUR DEPENDENCE ON SERVICES REVENUE, WHICH HAS A LOWER GROSS MARGIN THAN LICENSE REVENUE, COULD ADVERSELY IMPACT OUR GROSS MARGIN AND OPERATING RESULTS

      We anticipate that services revenue will continue to represent a significant percentage of total net revenue as we continue to provide consulting and training services that complement our products and as our installed base of customers grows. To increase services revenue, we must expand our services organization, successfully recruit and train a sufficient number of qualified services personnel, and obtain renewals of current maintenance contracts by our customers.

      Although services revenue is important to our business, services revenue has lower gross margins than license revenue. As a result, a continued increase in the percentage of total net revenue represented by services revenue or an unexpected decrease in license revenue could have a detrimental impact on our overall gross margins and our operating results.

WE NEED TO ESTABLISH AND MAINTAIN KEY MARKETING ALLIANCES TO COMPLEMENT OUR DIRECT SALES FORCE IN ORDER TO GROW SALES; HOWEVER, FEW POTENTIAL PARTNERS HAVE FOCUSED ON OUR SOFTWARE MARKET AND WE HAVE ONLY ENTERED INTO A SMALL NUMBER OF KEY ALLIANCES

      In order to increase geographic sales coverage worldwide and to address new markets and customer segments, we must complement our direct sales force with strategic marketing alliances. Until recently, few potential partner organizations have focused on the emerging class of packaged electronic commerce applications and we have only established a limited number of such key alliances. To date, we have not generated significant revenue from these alliances. If we fail to maintain our existing relationships and to establish new key alliances, or if our partners do not perform to our or our customers' expectations, we may not be able to expand our sales as anticipated.

COMPETITION IN THE MARKET FOR ADVANCED ELECTRONIC COMMERCE PRODUCTS AND SERVICES IS INTENSE AND COMES FROM DEVELOPERS OF IN-HOUSE SOLUTIONS, VENDORS OF ENTERPRISE CLASS SOFTWARE AND EMERGING COMPANIES FOCUSED ON ELECTRONIC COMMERCE, AND COULD REDUCE OUR SALES AND PREVENT US FROM ACHIEVING PROFITABILITY

      The market for software and services that enable electronic commerce is new, intensely competitive, highly fragmented, and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share.

      Competitors vary in size and in the scope and breadth of the products and services offered. Many of our competitors and potential competitors have a number of significant advantages over us, including:

-   a longer operating history;

-   preferred vendor status with our customers;

-   more extensive name recognition and marketing power; and

- significantly greater financial, technical, marketing and other resources, giving them the ability to respond more quickly to new or changing opportunities, technologies and customer requirements.

      Our competitors may also bundle their products in a manner that may discourage users from purchasing our products. Current and potential competitors may establish cooperative relationships with each other or with third parties, or adopt aggressive pricing policies to gain market share. Competitive pressures may require us to reduce the prices of our products and services. We may not be able to maintain or expand our sales if competition increases and we are unable to respond effectively.

MANY OF OUR EXECUTIVE OFFICERS AND KEY PERSONNEL ARE RELATIVELY NEW AND MUST BE INTEGRATED INTO OUR ORGANIZATION, AND WE NEED TO IMPROVE AND IMPLEMENT NEW SYSTEMS, PROCEDURES AND CONTROLS AND HIRE ADDITIONAL PERSONNEL IN ORDER TO CONTINUE TO MANAGE OUR RAPID GROWTH

      We have recently experienced a period of rapid growth and expansion, which places significant demands on our managerial administrative, operational, financial and other resources. All members of our management team, other than our Vice President, Research and Development have joined Calico since June 1997. Our Vice President, Engineering joined Calico in January 1999, and our Vice President and Chief Financial Officer joined Calico in June 1999. From September 30, 1997 to September 30, 1999, we expanded from 85 to 272 employees. Our new employees include a number of key managerial, marketing, planning, technical and operations personnel who have not yet been fully integrated into our organization.

      We also plan to expand the geographic scope of our operations. Our rapid growth and expansion places significant demands on our managerial, administrative, operational, financial and other resources. To accommodate continued anticipated growth and expansion, we will be required to:

- improve existing and implement new operational and financial systems, procedures and controls; and

-   hire, train, manage, retain and motivate qualified personnel.

      These measures may place additional burdens on our management and our internal resources.

THE MARKET FOR OUR ELECTRONIC COMMERCE PRODUCTS AND SERVICES IS NEW AND EVOLVING AND CUSTOMERS MAY NOT ACCEPT OUR PRODUCTS

      The market for our products and services is at an early stage of development and is rapidly evolving. This market may not continue to develop and grow, and companies may not elect to utilize our products and services rather than attempt to develop applications internally or through other sources. Companies that have already invested substantial resources in other methods of conducting commerce may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems. We expect that we will continue to need intensive marketing and sales efforts to educate prospective customers about the uses and benefits of our products and services. Therefore, demand for and market acceptance of our products and services will be subject to a high level of uncertainty.

NEW TECHNOLOGIES COULD RENDER OUR PRODUCTS OBSOLETE OR REQUIRE US TO REWRITE OUR SOFTWARE IN NEW COMPUTER LANGUAGES OR FOR OTHER OPERATING SYSTEMS

      The market for software and services that enable electronic commerce is characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements, and emerging industry standards. Advances in Internet technology or in applications software directed at electronic commerce, or the development of entirely new technologies to replace existing software, could lead to new competitive products that have better performance or lower prices than our products and could render our products obsolete and unmarketable. In addition, if a new software language or operating system becomes standard or is widely adopted in our industry, we may need to rewrite portions of our products in another computer language or for another operating system to remain competitive. If we are unable to develop products that respond to changing technology, our business could be harmed.

      It is common for software companies to acquire other companies as a means of introducing new products or emerging technologies. If a new technology or product emerges that may displace our product lines, competitors with large market capitalizations or cash reserves would be better positioned than we are to acquire such new technology or product.

IF WE LOSE KEY PERSONNEL, WE COULD EXPERIENCE REDUCED SALES, DELAYED PRODUCT DEVELOPMENT AND DIVERSION OF MANAGEMENT RESOURCES

      Our success depends largely on the continued contributions of our key management, engineering, sales and marketing and professional services personnel, many of whom would be difficult to replace. We do not have employment agreements with most of our key personnel. Although we have not experienced significant turnover in our key personnel in the recent past, if one or more members of our senior management were to resign, the loss of personnel could result in loss of sales, delays in new product development and diversion of management resources.

BECAUSE COMPETITION FOR QUALIFIED PERSONNEL IS INTENSE, WE MAY NOT BE ABLE TO RECRUIT OR RETAIN PERSONNEL, WHICH COULD IMPACT THE DEVELOPMENT OR SALES OF OUR PRODUCTS

      Our success depends on our ability to attract and retain additional qualified engineering, sales and marketing and professional services personnel. Competition for these types of personnel is intense, especially in Silicon Valley. If we are unable to retain our existing key personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to develop and market our products.

ACQUISITIONS, SUCH AS OUR ACQUISITION OF FIRSTFLOOR, MAY BE COSTLY AND DIFFICULT TO INTEGRATE, DIVERT MANAGEMENT RESOURCES OR DILUTE STOCKHOLDER VALUE

      As part of our business strategy, we have in the past and may in the future make acquisitions of, or investments in companies, products or technologies that complement our current products, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. For example, in 1998 we acquired

FirstFloor Software. We encountered the following difficulties in our acquisition of FirstFloor and would anticipate similar difficulties in future acquisitions:

- difficulties in the assimilation of acquired personnel, operations, technologies or products;

-   unanticipated costs associated with the acquisition;

-   diversion of management's attention from other business concerns; and

- adverse effects on existing business relationships with suppliers and customers.

      Future acquisitions could also pose risks of entering markets where we have no or limited prior experience and require us to use substantial portions of our available cash to consummate the acquisition.

    In addition, in connection with any future acquisitions, we could:

- issue equity securities which would dilute current stockholders' percentage ownership;

-   incur substantial debt; or

-   assume significant liabilities.

      These actions by us could materially adversely affect our operating results and/or the price of our common stock.

WE INTEND TO PURSUE RELATIONSHIPS WITH EMERGING ELECTRONIC COMMERCE BUSINESSES THAT MAY HAVE NO PROVEN RECORD OF SUCCESS

      We intend to pursue relationships with and foster development of emerging electronic commerce-based businesses at an early stage of their development. We may pursue these new ventures by acquisition, joint venture, or other alternative investment. We cannot be certain that these new ventures will be successful, or that we will generate any revenue from these new ventures. In addition to the risks posed by traditional acquisitions, these new ventures may have no proven record of success, and may fail, causing us to lose our investment, and may divert management time and resources.

WE DEPEND ON TECHNOLOGY LICENSED TO US BY THIRD PARTIES FOR OUR APPLICATION SERVERS, SEARCH CAPABILITY SOFTWARE, A LICENSING MECHANISM AND QUOTE GRID TECHNOLOGY, AND THE LOSS OR INABILITY TO MAINTAIN THESE LICENSES COULD RESULT IN INCREASED COSTS OR DELAY SALES OF OUR PRODUCTS

      We license technology from several software providers for our application servers, our search capability software, a licensing mechanism and quote grid technology. We anticipate that we will continue to license technology from third parties in the future. This software may not continue to be available on commercially reasonable terms, if at all. Some of the software we license from third parties could be difficult to replace. The loss of any of these technology licenses could result in delays in the license of our products until equivalent technology, if available, is developed or identified, licensed and integrated. In addition, the effective implementation of our products depends upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products could prevent the implementation or impair the functionality of our products, delay new product introductions and/or injure our reputation. The use of additional third-party software would require us to enter into license agreements with third parties, which could result in higher royalty payments and a loss of product differentiation.

SOFTWARE DEFECTS IN OUR SOFTWARE PRODUCTS AND SYSTEM ERRORS IN OUR CUSTOMERS' SYSTEMS AFTER INSTALLING OUR SOFTWARE COULD DIMINISH DEMAND FOR OUR PRODUCTS AND RESULT IN LOSS OF REVENUE, DELAY IN MARKET ACCEPTANCE AND INJURY TO OUR REPUTATION

      Complex software products like ours may contain undetected errors or defects, including year 2000 related errors, that may be detected at any point in the life of the product. We have in the past discovered software errors in our products and as a result have experienced delays in shipment of products during the period required to correct these errors. Errors may be found from time to time in our new or enhanced products after commencement of commercial shipments, such as this latest version of our suite, resulting in loss of revenue, delay in market acceptance and sales, diversion of development resources, injury to our reputation or increased warranty and repair costs.

      Our products are generally used in systems with other vendors' products, and as a result our products must integrate successfully with these existing systems. System errors, whether caused by our products or those of another vendor, could adversely affect the market acceptance of our products, and any necessary revisions could cause us to incur significant expenses.

IF WE BECOME SUBJECT TO PRODUCT LIABILITY LITIGATION, IT COULD BE COSTLY AND TIME CONSUMING TO DEFEND

      Since our products are used for company-wide, integral computer applications with potentially strong impact on our customers' sales of their products, errors, defects or other performance problems could result in financial or other damages to our customers. Although our license agreements generally contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate such limitation of liability provisions. Product liability litigation, even if it were unsuccessful, would be time consuming and costly to defend.

IF OUR SYSTEMS AND THE SYSTEMS OF OUR KEY SUPPLIERS AND CUSTOMERS ARE NOT YEAR 2000 COMPLIANT, WE COULD INCUR INCREASED COSTS, DELAY OR LOSS OF REVENUE, DIVERSION OF DEVELOPMENT RESOURCES OR DAMAGE TO OUR REPUTATION

      Our products are generally integrated into computer systems involving sophisticated hardware and complex software products, which may not be year 2000 compliant. The failure of our customers' systems to be year 2000 compliant could impede the success of applications that we or our partners have developed for them. Accordingly, known or unknown defects that affect the operation of our software, including any defects or errors in applications that include our products, could result in delay or loss of revenue, diversion of development resources, damage to our reputation, or increased service or warranty costs and litigation costs.

      We have completed our internal audit of our own internal computer and other systems, and have substantially completed our testing of our software products and audit of the year 2000 compliance status of our suppliers and business partners. We have completed our year 2000 investigation and overall compliance initiative, and the total cost of our year 2000 compliance has not been substantial. We may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal systems.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY WE MAY LOSE A VALUABLE ASSET OR INCUR COSTLY LITIGATION TO PROTECT OUR RIGHTS

      Our success and ability to compete depend upon our proprietary technology. We rely on patent, trademark, trade secret and copyright laws to protect our intellectual property. Despite our efforts to protect our intellectual property, a third party could copy or otherwise obtain our software or other proprietary information without authorization, or could develop software competitive to ours. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around our patents or other intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect that it will become more difficult to monitor the use of our products if we increase our international presence.

      We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or know-how or to determine their scope, validity or enforceability. Enforcing or defending our proprietary technology is expensive, could cause the diversion of our resources and may not prove successful. Our protective measures may prove inadequate to protect our proprietary rights. Any failure to enforce or protect our rights could cause us to lose a valuable asset. If we are unable to protect our intellectual property, we may lose a valuable asset or incur costly litigation to protect our rights.

IF THE FUNCTIONALITY OF OUR PRODUCTS OVERLAPS A COMPETITORS' PRODUCTS AND WE BECOME SUBJECT TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS, THESE CLAIMS COULD BE COSTLY AND TIME-CONSUMING TO DEFEND, DIVERT MANAGEMENT ATTENTION OR CAUSE PRODUCT DELAYS

      There has been substantial litigation in the software and Internet industries regarding intellectual property rights. It is possible that, in the future, third parties may claim that we or our current or potential future products infringe their intellectual property. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products overlaps. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management's attention, or cause product delays. If our products were found to infringe a third party's proprietary rights, we could be required to enter into royalty or licensing agreements in order to be able to sell our products. Royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all.

IF USE OF THE INTERNET DOES NOT CONTINUE TO DEVELOP AND RELIABLY SUPPORT THE DEMANDS PLACED ON IT BY ELECTRONIC COMMERCE, IT MAY NOT DEVELOP AS A COMMERCIAL MARKETPLACE, CAUSING US TO FAIL TO ACHIEVE ANTICIPATED SALES GROWTH

      Growth in sales of our products and services depends upon the continued and increased use of the Internet as a medium for commerce and communication. Although the Internet is experiencing growth in the number of users and traffic, such rapid growth is a recent phenomenon and may not continue. In addition, the Internet infrastructure may not be able to support the demands placed on it by increased usage and bandwidth requirements. Other risks associated with commercial use of the Internet could slow its growth, including:

- inadequate security of information distributed over the Internet, resulting in privacy concerns;

-   inadequate reliability of the network infrastructure;

-   slow development of enabling technologies and complementary products; and

-   limited accessibility and ability to deliver quality service.

      In addition, the recent growth in the use of the Internet has caused frequent periods of poor or slow performance, requiring components of the Internet infrastructure to be upgraded. Delays in the development or adoption of new equipment and standards or protocols required to handle increased levels of Internet activity, or increased government regulation, could cause the Internet to lose its viability as a commercial medium. If the Internet infrastructure does not develop sufficiently to address these concerns, it may not develop as a commercial marketplace, necessary for us to increase sales.

INCREASING GOVERNMENT REGULATION OF THE INTERNET COULD LIMIT THE MARKET FOR OUR PRODUCTS AND SERVICES, OR IMPOSE ON US GREATER TAX BURDENS OR LIABILITY FOR TRANSMISSION OF PROTECTED DATA

      As electronic commerce and the Internet continue to evolve, we expect that federal, state and foreign governments will adopt laws and regulations covering issues such as user privacy, taxation of goods and services provided over the Internet, pricing, content and quality of products and services. If enacted, these laws and regulations could limit the market for electronic commerce, and therefore the market for our products and services. Although many of these regulations may not apply directly to our business, we expect that laws regulating the solicitation, collection or processing of personal or consumer information could indirectly affect our business.

      The Telecommunications Act of 1996 prohibits certain types of information and content from being transmitted over the Internet. The prohibition's scope and the liability associated with a Telecommunications Act violation are currently unsettled. The imposition upon us and other software and service providers of potential liability for information carried on or disseminated through our applications could require us to implement measures to reduce our exposure to this liability. These measures could require us to expend substantial resources or discontinue certain services. In addition, although substantial portions of the Communications Decency Act (the Act through which the Telecommunications Act of 1996 imposes criminal penalties) were held to be unconstitutional, similar legislation may be enacted and upheld in the future. It is possible that this legislation could expose companies involved in electronic commerce to liability, which could limit the growth of electronic commerce generally. Legislation like the Telecommunications Act and the Communications Decency Act could dampen the growth of Internet usage and decrease its acceptance as a communications and commercial medium.

RESTRICTIONS ON EXPORT OF ENCRYPTED TECHNOLOGY COULD CAUSE US TO INCUR DELAYS IN INTERNATIONAL PRODUCT SALES

      Our software utilizes encryption technology, the export of which is regulated by the United States government. If our export authority is revoked or modified, if our software is unlawfully exported or if the United States adopts new legislation restricting export of software and encryption technology, we may experience delay or reduction in shipment of our products internationally. Current or future export regulations could limit our ability to distribute our products outside of the United States. While we take precautions against unlawful exportation of our software, we cannot effectively control the unauthorized distribution of software across the Internet.

IF WE DO NOT EXPAND OUR INTERNATIONAL OPERATIONS, WE MAY NOT ACHIEVE ANTICIPATED SALES GROWTH

      In order to increase our international sales opportunities, we will need to develop further our international sales, professional services and support organizations, and we will need to form additional relationships with partners worldwide. If we are unable to expand our international operations and international sales on a timely basis, we may not achieve anticipated sales growth. This expansion may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products internationally.

INTERNATIONAL EXPANSION COULD BE DIFFICULT AND PRESENT RISKS TO OUR BUSINESS

      If successful in our international expansion, we will be subject to a number of risks associated with international operations, including:

-   longer accounts receivable collection cycles;

-   expenses associated with localizing products for foreign markets;

-   difficulties in managing operations across disparate geographic areas;

-   difficulties in hiring qualified local personnel;

- difficulties associated with enforcing agreements and collecting receivables through foreign legal systems; and

- unexpected changes in regulatory requirements that impose multiple conflicting tax laws and regulations.

FLUCTUATIONS IN FOREIGN EXCHANGE RATES AND THE POSSIBLE LACK OF FINANCIAL STABILITY IN FOREIGN COUNTRIES COULD PREVENT OVERSEAS SALES GROWTH

      Our international sales are currently U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. In the future, we may elect to invoice some of our international customers in local currencies. Doing so will subject us to fluctuations in exchange rates between the U.S. dollar and the particular local currency. Our operating results could also be adversely affected by the seasonality of international sales and the economic conditions of our overseas markets.


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We develop products in the United States and market our products in North America, and to a lesser extent in Europe and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because nearly all of our revenue is currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we do not believe that we have a material risk exposure. Because some of our debt arrangements are based on variable rates of interest, our interest expense is sensitive to changes in the general level of U.S. interest rates. Since these obligations represent a small percentage of our total capitalization, we believe that there is not a material risk exposure.

                           PART II. OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

        We are currently involved in litigation with a former employee arising out of the alleged sexual harassment and wrongful termination of the employee. We have responded to the lawsuit by filing an answer that denies all of the material allegations. The lawsuit was filed by Susan D. Quinn on June 11, 1997 in the Santa Clara County Superior Court for the State of California, naming us and one of our former employees as defendants. The case is currently in the early stages of pre-trial discovery. The lawsuit seeks unspecified monetary amounts for lost wages and benefits, emotional and physical distress and punitive damages.

      We believe that we have meritorious defenses against the alleged claims, and intend to defend ourselves vigorously. However, due to the nature of litigation and the fact that discovery is still in its early stages, we cannot determine the possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. We may also incur substantial legal fees in this matter. After consideration of the nature of the claims and facts relating to the litigation, we believe that the resolution of this matter will not harm our business. However, the results of these proceedings, including any potential settlement, are uncertain and there can be no assurance that they will not harm our business.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        The effective date of the Registration Statement for the Company's initial public offering, filed on Form S-1 under the Securities Act of 1933, was October 6, 1999. The class of securities registered was Common Stock.

        Pursuant to the Registration Statement, the Company registered and sold 4,600,000 shares of it's Common Stock to an underwriting syndicate at an initial public offering price of $14.00 per share. Net proceeds to the Company, before offering expenses, were $59.9 million or $13.02 per share.

        Simultaneous with the closing of the initial public offering, the Company received an additional $24.0 million from the sale of an aggregate of 1,843,200 shares of common stock at $13.02 per share in private placements to Dell U.S.A., L.P., a Texas limited partnership ($20.0 million) and Andersen Consulting LLP ($4.0 million).

        We have used, and continue to expect to use, the proceeds from the sale of stock for general corporate purposes, including working capital. A portion of the proceeds may also be used to acquire or invest in complementary companies, product lines, products or technologies. Pending such uses, we have invested the net proceeds from the sale of stock in investment grade, interest-bearing securities.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Calico solicited the written consent of its stockholders as of August 25, 1999 to approve the following:

(1) An amendment to its 1997 Stock Option Plan to increase the number of shares reserved for issuance under the Option Plan from 9,810,000 shares of our common stock to 14,715,000 shares of our common stock, subject to automatic increase on the first day of each fiscal year beginning April 1, 2001 by 5% of the number of shares of common stock issued and outstanding on the last day of the preceding fiscal year.

For 16,299,957    Against 0    Abstain 0

(2) The 1999 Employee Stock Purchase Plan with a share reserve of 750,000 shares of our common stock.

For 16,299,957    Against 0    Abstain 0

(3) Our reincorporation into the state of Delaware.

For 16,299,957    Against 0    Abstain 0

(4) The form of Indemnity agreement to be entered into by Calico and each of our officers and directors.

For 16,299,957    Against 0    Abstain 0


ITEM 5. OTHER INFORMATION

         Not applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

No.                          Description
---                          -----------
2.1*    Agreement and Plan of Merger dated as of September 23, 1999 by and between Calico Commerce, Inc. and Delaware Calico Commerce, Inc.
3.1*    Certificate of Incorporation
3.2*    Bylaws
3.3*    Certificate of Elimination and Certificate of Amendment
10.2*   Amended and Restated 1997 Stock Option Plan and forms of agreements thereunder
10.4*   1999 Employee Stock Purchase Plan
10.5*   Form of Indemnity Agreement between Calico Commerce, Inc. and its directors and officers
10.9*   Common Stock Purchase Agreement dated September 3, 1999 between Calico
        Commerce, Inc. and Dell U.S.A., L.P.
10.10*  Letter Agreement between Andersen Consulting LLP and Calico Commerce,
        Inc. dated September 17, 1999
10.11*  Common Stock Purchase Agreement dated September 29, 1999 between Calico
        Commerce, Inc. and AC II Technology (ACT II) B.V.
10.12*  Amendment Number Nine to Investors' Rights Agreement
10.13   Amended and Restated Loan and Security Agreement dated October 15, 1999 between Calico Commerce, Inc. and Comerica Bank-California.
10.14   Office Lease between Metropolitan Life Insurance Company and Calico
        Commerce, Inc. dated August 18, 1999.
27.1    Financial Data Schedule (filed only with the electronic submission of
        Form 10-Q in accordance with Edgar requirements)
*       Incorporated by reference to the exhibit of the same number in the
        Registrant's Registration Statement on Form S-1 (File No. 333-82907)
        declared effective October 6, 1999

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the three months ended September 30, 1999.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 12, 1999                    /s/ Arthur F. Knapp, Jr.
        --------------------                --------------------------------
                                            Arthur F. Knapp, Jr.
                                            Vice President and Chief
                                               Financial Officer
                                            (Principal Financial and
                                               Accounting Officer)

                                INDEX TO EXHIBITS



No.                          Description
---                          -----------
2.1*    Agreement and Plan of Merger dated as of September 23, 1999 by and between Calico Commerce, Inc. and Delaware Calico Commerce, Inc.
3.1*    Certificate of Incorporation
3.2*    Bylaws
3.3*    Certificate of Elimination and Certificate of Amendment
10.2*   Amended and Restated 1997 Stock Option Plan and forms of agreements thereunder
10.4*   1999 Employee Stock Purchase Plan
10.5*   Form of Indemnity Agreement between Calico Commerce, Inc. and its directors and officers
10.9*   Common Stock Purchase Agreement dated September 3, 1999 between Calico
        Commerce, Inc. and Dell U.S.A., L.P.
10.10*  Letter Agreement between Andersen Consulting LLP and Calico Commerce,
        Inc. dated September 17, 1999
10.11*  Common Stock Purchase Agreement dated September 29, 1999 between Calico
        Commerce, Inc. and AC II Technology (ACT II) B.V.
10.12*  Amendment Number Nine to Investors' Rights Agreement
10.13   Amended and Restated Loan and Security Agreement dated October 15, 1999 between Calico Commerce, Inc. and Comerica Bank-California.
10.14   Office Lease between Metropolitan Life Insurance Company and Calico
        Commerce, Inc. dated August 18, 1999.
27.1    Financial Data Schedule (filed only with the electronic submission of
        Form 10-Q in accordance with Edgar requirements)
*       Incorporated by reference to the exhibit of the same number in the
        Registrant's Registration Statement on Form S-1 (File No. 333-82907)
        declared effective October 6, 1999

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the three months ended September 30, 1999.