Form 10-Q
period 1999-12-31
CALICO COMMERCE INC/
filed 2000-02-14
CIK 1081154

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

                              For the Quarter Ended
                                December 31, 1999

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

(2)  Yes     [X]                              No    [ ]


        As of January 31, 2000 there were 33,570,720 shares of the Registrant's Common Stock outstanding.

================================================================================

                     CALICO COMMERCE, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                    Page No.
                                                                                    --------
PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements

                Condensed Consolidated Balance Sheet -
                      December 31, 1999 and March 31, 1999                              3

                Condensed Consolidated Statement of Operations - Three and
                      Nine Months Ended December 31, 1999 and 1998                      4

                Condensed Consolidated Statement of Cash Flows -
                      Nine Months Ended December 31, 1999 and 1998                      5

                Notes to Condensed Consolidated Financial Statements                    6

Item 2.         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                     9

Item 3.         Quantitative and Qualitative Disclosures about Market Risk             24


PART II         OTHER INFORMATION

Item 1.         Legal Proceedings                                                      24

Item 2.         Changes in Securities and Use of Proceeds                              24

Item 3.         Defaults upon Senior Securities                                        25

Item 4.         Submission of Matters to a Vote of Security Holders                    25

Item 5.         Other Information                                                      25

Item 6.         Exhibits and Reports on Form 8-K                                       25


SIGNATURE                                                                              26

                             CALICO COMMERCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (unaudited)



                                                                      December 31,         MARCH 31,
                                                                       ---------           ---------
                                                                         1999                1999
                                                                       ---------           ---------
                    ASSETS
Current assets:
  Cash and cash equivalents .................................          $  16,306           $  15,441
  Short-term investments ....................................             54,304                  --
  Accounts receivable, net ..................................             11,613               7,443
  Other current assets ......................................              2,383               1,417
                                                                       ---------           ---------
     Total current assets ...................................             84,606              24,301

Long-term investments .......................................             10,630                  --
Property and equipment, net .................................              4,208               2,532
Intangible and other assets, net ............................              3,494               4,535
                                                                       ---------           ---------
                                                                       $ 102,938           $  31,368
                                                                       =========           =========
     LIABILITIES, MANDATORILY REDEEMABLE
        CONVERTIBLE PREFERRED STOCK AND
             STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable ..........................................          $   1,697           $   1,728
  Accrued liabilities .......................................              9,415               5,448
  Deferred revenue ..........................................              5,808               6,054
  Current portion of notes payable ..........................              1,113                 628
  Current portion of capital lease
     obligations ............................................                181                 256
                                                                       ---------           ---------
     Total current liabilities ..............................             18,214              14,114

Notes payable, non-current ..................................              1,520                 700
Capital lease obligations, non-current ......................                 71                 177
Other liabilities ...........................................                491                 622
                                                                       ---------           ---------
                                                                          20,296              15,613
                                                                       ---------           ---------
Mandatorily Redeemable Convertible Preferred
  Stock .....................................................                 --              32,535
                                                                       ---------           ---------
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred Stock; $0.001 par value; 15,000
     shares authorized; no shares issued and
     outstanding ............................................                 --                  --
  Common Stock; $0.001 par value; 150,000
     shares authorized; 33,446 and 11,436
     shares issued and outstanding ..........................                 33                  11
  Additional paid-in capital ................................            132,756              17,877
  Notes receivable from stockholders ........................             (2,007)             (2,211)
  Unearned compensation .....................................             (1,524)             (2,779)
  Other comprehensive loss ..................................                (94)                 --
  Accumulated deficit .......................................            (46,522)            (29,678)
                                                                       ---------           ---------
     Total stockholders' equity (deficit) ...................             82,642             (16,780)
                                                                       =========           =========
                                                                       $ 102,938           $  31,368
                                                                       =========           =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              CALICO COMMERCE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)


                                               THREE MONTHS                    NINE MONTHS
                                             ENDED DECEMBER 31,             ENDED DECEMBER 31,
                                         ------------------------        ------------------------
                                           1999            1998            1999            1998
                                         --------        --------        --------        --------
Net revenue:
  License ........................       $  4,403        $  2,560        $ 11,362        $  8,149
  Services .......................          4,317           3,155          12,967           7,504
                                         --------        --------        --------        --------
     Total net revenue ...........          8,720           5,715          24,329          15,653
                                         --------        --------        --------        --------
Cost of net revenue:
  License ........................            455             350             828             716
  Services .......................          3,078           2,036           9,211           5,145
                                         --------        --------        --------        --------
     Total cost of net revenue ...          3,533           2,386          10,039           5,861
                                         --------        --------        --------        --------
Gross profit .....................          5,187           3,329          14,290           9,792
                                         --------        --------        --------        --------
Operating expenses:
  Sales and marketing ............          5,583           3,699          14,782           9,523
  Research and development .......          3,899           1,684          10,366           3,888
  General and administrative .....          1,875             934           5,227           3,034
  Stock compensation .............            322             582           1,256           1,475
  Acquired in-process research and
     development .................             --              --              --           1,840
  Amortization of goodwill .......            236             234             712             312
                                         --------        --------        --------        --------
     Total operating expenses ....         11,915           7,133          32,343          20,072
                                         --------        --------        --------        --------
Loss from operations .............         (6,728)         (3,804)        (18,053)        (10,280)
Interest and other income, net ...          1,071              54           1,208             (27)
                                         --------        --------        --------        --------
Net loss .........................       $ (5,657)       $ (3,750)       $(16,845)       $(10,307)
                                         ========        ========        ========        ========
Net loss per share:
  Basic and diluted ..............       $  (0.19)       $  (0.55)       $  (1.04)       $  (1.59)
                                         ========        ========        ========        ========
  Weighted average shares ........         30,302           6,855          16,223           6,486
                                         ========        ========        ========        ========
Pro forma net loss per share:
  Basic and diluted ..............       $  (0.18)       $  (0.17)       $  (0.62)       $  (0.52)
                                         ========        ========        ========        ========
  Weighted average shares ........         31,517          22,480          27,047          19,918
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

                              CALICO COMMERCE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                       NINE MONTHS
                                                                    ENDED DECEMBER 31,
                                                                 ------------------------
                                                                   1999            1998
                                                                 --------        --------
Cash flows from operating activities:
  Net loss ...............................................       $(16,845)       $(10,307)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Provision for doubtful accounts ......................            617             159
    Provision for sales returns ..........................            329             250
    Depreciation, amortization and other .................          2,491           1,602
    Stock compensation and other .........................          1,456           1,657
    Loss on disposal of assets ...........................             36             260
    Acquired in-process research and development .........             --           1,840
    Changes in assets and liabilities, net of acquisition:
      Accounts receivable ................................         (5,116)         (2,492)
      Other current assets ...............................           (966)           (409)
      Accounts payable ...................................            (31)            341
      Accrued liabilities ................................          3,967             766
      Deferred revenue ...................................           (246)            (52)
      Other liabilities ..................................            (37)             77
                                                                 --------        --------
        Net cash used in operating activities ............        (14,345)         (6,308)
                                                                 --------        --------
Cash flows from investing activities:
  Purchases of property and equipment ....................         (3,072)         (1,350)
  Purchases of investments ...............................        (77,128)             --
  Sales of investments ...................................         12,100              --
  Deposits ...............................................           (184)             --
                                                                 --------        --------
        Net cash used in investing activities ............        (68,284)         (1,350)
                                                                 --------        --------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock .................         82,013              80
  Common Stock repurchases ...............................             --            (499)
  Proceeds from repayments of stockholder loans ..........            341              69
  Net proceeds from issuance of preferred stock ..........             16          12,217
  Proceeds from issuance of notes payable ................          1,800             413
  Repayments of notes payable ............................           (495)           (289)
  Principal payments under capital lease obligations .....           (181)           (122)
                                                                 --------        --------
        Net cash provided by financing activities ........         83,494          11,869
                                                                 --------        --------
Net increase in cash and cash equivalents ................            865           4,211
Cash and cash equivalents at beginning of period .........         15,441           2,514
                                                                 --------        --------
Cash and cash equivalents at end of period ...............       $ 16,306        $  6,725
                                                                 ========        ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              CALICO COMMERCE, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   For the Nine Months Ended December 31, 1999
                                   (unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

        The unaudited interim condensed consolidated financial statements include the accounts of Calico Commerce, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

        The accompanying condensed consolidated financial statements as of December 31, 1999 and for the three and nine months ended December 31, 1999 and 1998 are unaudited and have been prepared on a basis consistent with the March 31, 1999 audited financial statements and include all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of these periods. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Registration Statement on Form S-1 for the fiscal year ended March 31, 1999. The results of operations for the three and nine months ended December 31, 1999 are not necessarily indicative of results to be expected for the entire year or any other period.


2. REINCORPORATION

        Effective September 23, 1999 the Company reincorporated in the State of Delaware. Effective with the reincorporation, the Company is authorized to issue 150,000,000 shares of $0.001 par value Common Stock and 15,000,000 shares of $0.001 par value Preferred Stock. The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. Share and per share information for each of the periods presented have been retroactively adjusted to reflect the reincorporation.


3. REVENUE RECOGNITION

        Revenues are derived from software licenses and related services, which include implementation and integration, technical support, training and consulting. For contracts with multiple elements, and for which vendor-specific objective evidence of fair value for the undelivered elements exists, revenue is recognized for the delivered elements based upon the residual contract value as prescribed by Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions".

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

        License and services revenue on contracts involving significant implementation, customization or services which are essential to the functionality of the software is recognized over the period of each engagement, primarily using the percentage-of-completion method. Labor hours incurred is generally used as the measure of progress towards completion. Revenue for these arrangements is classified as license revenue and services revenue based upon our estimates of fair value for each element and recognize the revenue based on the percentage-of-completion ratio for the arrangement. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated.

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

        The Company's historical capital structure is not indicative of the current structure due to the automatic conversion of all shares of mandatorily redeemable convertible preferred stock into Common Stock concurrent with the closing of the recent initial public offering. Accordingly, pro forma earnings per share is presented assuming the conversion as of December 31, 1999 and 1998 of all outstanding shares of mandatorily redeemable convertible preferred stock into Common Stock upon our initial public offering, as if such conversion occurred at the beginning of the periods presented, or from their respective dates of issuance, if later.

        The following table sets forth the computation of basic and diluted net loss per share and the pro forma basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                          THREE MONTHS                  NINE MONTHS
                                                       ENDED DECEMBER 31,             ENDED DECEMBER 31,
                                                   ------------------------        ------------------------
                                                     1999            1998            1999            1998
                                                   --------        --------        --------        --------
Numerator:
  Net loss .................................       $ (5,657)       $ (3,750)       $(16,845)       $(10,307)
                                                   ========        ========        ========        ========
Denominator:
  Weighted average shares ..................         32,039          10,389          18,335          10,328
  Weighted average unvested shares of Common
     Stock subject to repurchase ...........         (1,737)         (3,534)         (2,112)         (3,842)
                                                   --------        --------        --------        --------
  Denominator for basic and diluted
     calculation ...........................         30,302           6,855          16,223           6,486
                                                   ========        ========        ========        ========
Net loss per share:
  Basic and diluted ........................       $  (0.19)       $  (0.55)       $  (1.04)       $  (1.59)
                                                   ========        ========        ========        ========

        At December 31, 1999 8,362,211 potential common shares are excluded from the determination of diluted net loss per share as the effect of such shares is antidilutive.


Pro forma:
Shares used above ......................        30,302          6,855         16,223          6,486
Pro forma adjustment to reflect weighted
  effect of assumed conversion of
  convertible preferred stock ..........         1,215         15,625         10,824         13,432
                                               -------        -------        -------        -------
Shares used in computing pro forma
   basic and diluted net loss per share         31,517         22,480         27,047         19,918
                                               =======        =======        =======        =======
Net loss per share:
  Basic and diluted ....................       $ (0.18)       $ (0.17)       $ (0.62)       $ (0.52)
                                               =======        =======        =======        =======



5. COMPREHENSIVE LOSS

        Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has had $94,000 in unrealized losses on short-term and long-term investments that are required to be reported in comprehensive loss.

6. INFORMATION CONCERNING BUSINESS SEGMENTS

        Calico operates in one single industry segment. There are no separate operating segments for which discrete financial statements are prepared. Management makes operating decisions and assesses performance primarily based upon product revenues and related gross margins.

        The majority of our sales to other foreign countries are originated in the United States and therefore represent export sales. The following is a breakdown of revenues by shipment or service delivery destination for the three and nine months ended December 31, 1999 and 1998, respectively:


                                   THREE MONTHS                NINE MONTHS
                                ENDED DECEMBER 31,          ENDED DECEMBER 31,
                              ---------------------       ---------------------
                                1999          1998          1999         1998
                              -------       -------       -------       -------
North America .........       $ 7,335       $ 4,743       $21,177       $14,580
Other foreign countries         1,385           972         3,152         1,073
                              -------       -------       -------       -------
                              $ 8,720       $ 5,715       $24,329       $15,653
                              =======       =======       =======       =======



7. INITIAL PUBLIC OFFERING

        On October 7, 1999, Calico completed it's initial public offering of Common Stock. The initial public offering price for the 4,600,000 shares offered by the Company, including the over-allotment option exercised by the underwriters, was $14.00 per share. Net proceeds to the Company, before offering expenses, were $59.9 million or $13.02 per share.

        Simultaneous with the closing of the initial public offering, the Company received an additional $24.0 million from the sale of an aggregate of 1,843,200 shares of Common Stock at $13.02 per share in private placements to Dell U.S.A., L.P., a Texas limited partnership ($20.0 million) and Andersen Consulting LLP ($4.0 million).


8. STOCK SPLIT

        On August 24, 1999, the Board of Directors approved a 3-for-2 stock split of outstanding Common Stock. Share and per share information for all periods presented have been retroactively adjusted to reflect the stock split.


9. DEBT AND WARRANTS

        In September 1999, Calico entered into a commitment with a bank to issue variable rate installment notes in connection with a proposed $3.0 million equipment financing credit line expiring June 30, 2000. Each advance bears interest at the bank's prime rate plus 0.5% per year, with the principal to be repaid in 36 equal monthly installments. The bank advanced us $1.0 million under this commitment on September 30, 1999 and an additional $800,000 on December 30,1999. In connection with this commitment, warrants were issued in September 1999 to the bank to purchase 5,263 shares of Common Stock at $9.50 per share, expiring on September 24, 2002. We estimated the fair value of the warrants at $30,000 using the Black-Scholes option pricing model using the fair value of our Common Stock of $12.00, risk-free interest rate of 5.5%, volatility factor of 50% and life of three years. An expense related to the warrants will be recorded over the life of the associated financing instrument as additional interest expense.

        Under this commitment, which was finalized in October 1999 with the same terms stated above, Calico is required to meet certain monthly and quarterly financial tests, including minimum operating results and certain liquidity, leverage and debt service ratios. All previous agreements with the above financial institution are now under these same covenants. At December 31, 1999 the Company was in compliance with all of the financial covenants.

        In December 1999 the Company entered into a software license agreement with a customer and in connection with this agreement, the Company issued a to purchase 4,100 shares of Common Stock at $45.05 per share, expiring on December 29, 2002. The estimated fair value of the warrants at $118,000 using the Black-Scholes option pricing model using the fair value of the Common Stock of $53.00, risk free interest rate of 5.79%, volatility factor of 75% and life of three years. Software license revenue was offset by the value of the warrant.


10. COMMITMENTS AND CONTINGENCIES

        In August 1999, Calico entered into a new office lease for our corporate headquarters, as the previous sub-lease had expired. At December 31, 1999, the Company had noncancelable operating leases for office space and equipment of approximately $9.4 million, which are payable through fiscal 2004.


11.  SUBSEQUENT EVENTS

        On January 31, 2000 the Company completed its acquisition of ConnectInc.com, Co., a provider of technology and services that dynamically connect the buying and selling companies via the Internet. Under the terms of the agreement, approximately 1.4 million shares of Calico common stock were exchanged for all outstanding shares, options and warrants of ConnectInc.com. The transaction will be accounted for as a purchase transaction.



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

        We were incorporated in April 1994. From May 1994 through March 1997, we generated revenue primarily from the license of products based upon our first generation configuration technology. In March 1997, we released our first product designed for use over the Internet and corporate networks. In December 1998, we released Calico eSales 2.0, an integrated suite of products that extended the Internet-based architecture and included Calico eSales Catalog(since re-named Calico eSales InfoGuide), a product that allows targeted delivery of information without the need to modify existing applications or information sources. Calico eSales InfoGuide was the first product release based upon technology obtained from our August 1998 acquisition of FirstFloor, Inc. In May 1999, we released Calico eSales Loyalty Builder, which incorporates technology also obtained from our acquisition of FirstFloor. In June 1999, we released Calico eSales 2.5, an integrated suite that incorporates eSales Loyalty Builder, eSales Quote and improved versions of our other products. During the quarter ended December 31, 1999, we first sold the product obtained through our sublicense agreement with ConnectInc.com.

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

        Since our inception, we have incurred quarterly and annual losses, and we expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. We incurred net losses of $6.9 million for fiscal 1997, $5.5 million for fiscal 1998, $15.3 million for fiscal 1999 and $16.8 million for the nine months ended December 31, 1999. As of December 31, 1999, we had an accumulated deficit of $46.5 million. We expect that our operating expenses will continue to increase substantially in future quarters as we increase sales and marketing operations, develop new distribution channels, expand our professional services organization, and continue to fund research and development.

        We have recently experienced a period of rapid growth and expansion, and expect to continue to expand through multiple growth strategies. To manage this growth effectively, we will have to improve our existing operational and financial systems and hire additional qualified personnel. In addition, we expanded our current headquarters during the first half of fiscal 2000, and expect to expand into additional facilities during the first half of fiscal 2001. The expenses related to this expansion or move may be greater than our obligations for our current facility.


RESULTS OF OPERATIONS

        The following table sets forth the periods indicated, the percentage of revenues represented by certain lines in our condensed consolidated statements of operations.

                                           THREE MONTHS               NINE MONTHS
                                         ENDED DECEMBER 31,        ENDED DECEMBER 31,
                                         -----------------         -----------------
                                         1999         1998         1999         1998
                                         ----         ----         ----         ----
Net revenue:
  License ........................         50%          45%          47%          52%
  Services .......................         50           55           53           48
                                         ----         ----         ----         ----
     Total net revenue ...........        100          100          100          100
                                         ----         ----         ----         ----
Cost of net revenue:
  License ........................          5            6            3            5
  Services .......................         36           36           38           32
                                         ----         ----         ----         ----
     Total cost of net revenue ...         41           42           41           37
                                         ----         ----         ----         ----
Gross margin .....................         59           58           59           63
                                         ----         ----         ----         ----
Operating expenses:
  Sales and marketing ............         64           65           61           61
  Research and development .......         44           29           43           25
  General and administrative .....         22           17           21           19
  Stock compensation .............          4           10            5            9
  Acquired in-process research and
     development .................         --           --           --           12
  Amortization of goodwill .......          3            4            3            2
                                         ----         ----         ----         ----
     Total operating expenses ....        137          125          133          128
                                         ----         ----         ----         ----
Loss from operations .............        (78)         (67)         (74)         (65)
Interest and other income, net ...         13            1            5           (1)
                                         ----         ----         ----         ----
Net loss .........................        (65)         (66)         (69)         (66)
                                         ====         ====         ====         ====


COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

REVENUE

        Total net revenue increased 53% to $8.7 million in the three months ended December 31, 1999 from $5.7 million in the three months ended December 31, 1998.

        LICENSE. License revenue increased 72% to $4.4 million in the three months ended December 31, 1999 from $2.6 million in the three months ended December 31, 1998. License revenue as a percentage of total net revenue was 50% in the three months ended December 31, 1999 and 45% in the three months ended December 31, 1998. The increase in license revenue in absolute dollars is attributable to an increase in the number of license transactions recognized during the quarter.

        SERVICES. Services revenue increased 37% to $4.3 million in the three months ended December 31, 1999 from $3.2 million in the three months ended December 31, 1998. Services revenue as a percentage of total net revenue was 50% in the three months ended December 31, 1999 and 55% in the three months ended December 31, 1998. The increase in services revenue in absolute dollars is attributable to an increase in the number and size of consulting engagements, as well as an increase in the installed base of customers and in the average size of maintenance contracts. During the three months ended December 31, 1999, 70% of maintenance revenue came from initial maintenance contracts, with the remainder from maintenance renewals.


COST OF REVENUE

        LICENSE. Cost of license revenue increased 30% to $455,000 in the three months ended December 31, 1999 from $350,000 in the three months ended December 31, 1998. Cost of license revenue as a percentage of license revenue was 10% in the three months ended December 31, 1999 and 14% in the three months ended December 31, 1998. The decrease in cost of license revenue as a percentage of license revenue is primarily due to one of the two products acquired in the acquisition of FirstFloor being fully amortized, somewhat offset by increases in royalties paid to third parties for embedded technology. Since it is our continuing strategy to license third-party technology for inclusion in our products, we expect the cost of license revenue as a percentage of license revenue to fluctuate or increase in future periods.

        SERVICES. Cost of services revenue increased 51% to $3.1 million in the three months ended December 31, 1999 from $2.0 million in the three months ended December 31, 1998. Cost of services revenue as a percentage of services revenue was 71% in the three months ended December 31, 1999 and 65% in the three months ended December 31, 1998. The increase in cost of services revenue in absolute dollars is primarily due to costs associated with increased personnel in our services organization. The increase in cost of services revenue as a percentage of services revenue is primarily due to costs of personnel added late in the prior quarter who had not yet achieved full productivity.

OPERATING EXPENSES

        SALES AND MARKETING. Sales and marketing expenses increased 51% to $5.6 million in the three months ended December 31, 1999 from $3.7 million in the three months ended December 31, 1998. Sales and marketing expenses as a percentage of total net revenue decreased to 64% in the three months ended December 31, 1999 from 65% in the three months ended December 31, 1998. Sales and marketing expenses increased in absolute dollars primarily due to increased personnel-related costs, resulting from our continued investment in the development of our international direct sales and indirect sales and marketing organizations. We intend to continue to expand our sales and marketing efforts, and accordingly, expect sales and marketing expenses to increase in absolute dollars in future periods.

        RESEARCH AND DEVELOPMENT. Research and development expenses increased 132% to $3.9 million in the three months ended December 31, 1999 from $1.7 million in the three months ended December 31, 1998. Research and development expenses as a percentage of total net revenue increased to 44% in the three months ended December 31, 1999 from 29% in the three months ended December 31, 1998. Research and development expenses increased in absolute dollars and as a percentage of total net revenue as a result of the addition of engineering and product development personnel. Personnel-related expenses accounted for the majority of the increase in absolute dollars. We believe that continued investment in new product development is central to achieving our strategic objectives, and expect research and development expenses to increase in absolute dollars in future periods.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 101% to $1.9 million in the three months ended December 31, 1999 from $934,000 in the three months ended December 31, 1998. General and administrative expenses as a percentage of total net revenue were 22% in the three months ended December 31, 1999 and 17% in the three months ended December 31, 1998. General and administrative expenses increased as a percentage of total net revenue and on an absolute basis as a result of increased personnel-related costs resulting from the growth of our finance, human resources and information systems staff, along with increased legal and financial advisory fees. We expect general and administrative expenses to continue to increase in absolute dollars in future periods as we add personnel and incur costs to support the growth of our business.

        STOCK COMPENSATION. In connection with the granting of stock options to our employees, we recorded aggregate unearned compensation totaling $5.6 million through December 31, 1999. The unearned compensation represents the difference between the exercise price of stock option grants and the deemed fair value of our common stock at the time of the grants. We recorded expenses related to stock compensation of $322,000 in the three months ended December 31, 1999 and $582,000 in the three months ended December 31, 1998. Stock compensation expenses as a percentage of total net revenue were 4% in the three months ended December 31, 1999 and 10% in the three months ended December 31, 1998.

        AMORTIZATION OF GOODWILL. During the three months ended December 31, 1999, we recorded $236,000 in amortization, reflecting the amortization of goodwill acquired as part of the FirstFloor acquisition.


INTEREST AND OTHER INCOME, NET

        Interest and other income, net, increased to $1.1 million in the three months ended December 31, 1999 from $54,000 in the three months ended December 31, 1998. The increase is primarily due to interest earned on increased cash and equivalents balances as a result of our initial public offering.


COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998

REVENUE

        Total net revenue increased 55% to $24.3 million in the nine months ended December 31, 1999 from $15.7 million in the nine months ended December 31, 1998.

        LICENSE. License revenue increased 39% to $11.4 million in the nine months ended December 31, 1999 from $8.1 million in the nine months ended December 31, 1998. License revenue as a percentage of total net revenue was 47% in the nine months ended December 31, 1999 and 52% in the nine months ended December 31, 1998. The increase in license revenue in absolute dollars is attributable to an increase in the number and average size of license transactions recognized during the period. Of this period's license revenue, 2.5 percent resulted from an arrangement with a Shareholder who at the time of the transaction owned 4% of the Company's outstanding Stock (including conversion of mandatory redeemable convertible preferred stock).

        SERVICES. Services revenue increased 73% to $13.0 million in the nine months ended December 31, 1999 from $7.5 million in the nine months ended December 31, 1998. Services revenue as a percentage of total net revenue was 53% in the nine months ended December 31, 1999 and 48% in the nine months ended December 31, 1998. The increase in services revenue in absolute dollars and as a percentage of total net revenue is attributable to a significant increase in the number and size of consulting engagements, as well as an increase in the installed base of customers and in the average size of maintenance contracts. This increase in services revenue as a percentage of total net revenue has resulted in reduced overall gross margins, since services revenue typically has lower gross margins than license revenue. During the nine months ended December 31, 1999, 71% of maintenance revenue came from initial maintenance contracts, with the remainder from maintenance renewals.


COST OF REVENUE

        LICENSE. Cost of license revenue increased 16% to $828,000 in the nine months ended December 31, 1999 from $716,000 in the nine months ended December 31, 1998. Cost of license revenue as a percentage of license revenue was 7% in the nine months ended December 31, 1999 and 9% in the nine months ended December 31, 1998. The increase in cost of license revenue in absolute dollars is due to payments to third parties for embedded technology, which was offset slightly by the full amortization of one of the two existing products acquired in the acquisition of FirstFloor in 1998. The decline in cost of license revenue as a percentage of net license revenue is due to growth in license revenue and the reduction in amortization expense.

        SERVICES. Cost of services revenue increased 79% to $9.2 million in the nine months ended December 31, 1999 from $5.1 million in the nine months ended December 31, 1998. Cost of services revenue as a percentage of services revenue was 71% in the nine months ended December 31, 1999 and 69% in the nine months ended December 31, 1998. The increase in cost of services revenue in absolute dollars is primarily due to costs associated with increased personnel in our services organization as well as increased costs for third-party contractors used to staff consulting engagements.


OPERATING EXPENSES

        SALES AND MARKETING. Sales and marketing expenses increased 55% to $14.8 million in the nine months ended December 31, 1999 from $9.5 million in the nine months ended December 31, 1998. Sales and marketing expenses as a percentage of total net revenue was 61% in the nine months ended December 31, 1999 and 61% in the nine months ended December 31, 1998. Sales and marketing expenses increased in absolute dollars primarily due to increased personnel-related costs, resulting from our continued investment in the development of our international direct sales and indirect sales and marketing organizations.

        RESEARCH AND DEVELOPMENT. Research and development expenses increased 167% to $10.4 million in the nine months ended December 31, 1999 from $3.9 million in the nine months ended December 31, 1998. Research and development expenses as a percentage of total net revenue increased to 43% in the nine months ended December 31, 1999 from 25% in the nine months ended December 31, 1998. Research and development expenses increased in absolute dollars and as a percentage of total net revenue as a result of increased engineering and product development personnel partially attributable to personnel added as a result of our acquisition of FirstFloor in the quarter ended December 31, 1998. Personnel-related expenses accounted for the majority of the increase in absolute dollars.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 72% to $5.2 million in the nine months ended December 31, 1999 from $3.0 million in the nine months ended December 31, 1998. General and administrative expenses as a percentage of total net revenue were 21% in the nine months ended December 31, 1999 and 19% in the nine months ended December 31, 1998. In the nine months ended December 31, 1998, general and administrative expenses included a charge of $660,000 in the quarter ended December 31, 1998 for the minimum lease payments committed under our previous leased facility which we vacated and losses on disposal of certain fixed assets, related to the relocation of our corporate headquarters. Excluding this charge, the majority of the increase in absolute dollars in general and administrative expenses was due to increased personnel-related costs resulting from the growth of our finance, human resources and information systems staff, and due to increased spending for legal and financial advisory services.

        STOCK COMPENSATION. We recorded expenses related to stock compensation of $1.3 million in the nine months ended December 31, 1999 and $1.5 million in the nine months ended December 31, 1998. Stock compensation expenses as a percentage of total net revenue were 5% in the nine months ended December 31, 1999 and 9% in the nine months ended December 31, 1998.

        AMORTIZATION OF GOODWILL. During the nine months ended December 31, 1999, we recorded $712,000 in amortization, compared with $312,000 in the nine months ended December 31, 1998, reflecting the amortization of goodwill acquired as part of the FirstFloor acquisition.

INTEREST AND OTHER INCOME, NET

        Interest and other income, net, improved to $1.2 million of net interest income in the nine months ended December 31, 1999 from $27,000 of net interest expense in the nine months ended December 31, 1998. The improvement is primarily due to interest earned on increased cash and cash equivalents balances as a result of our initial public offering.


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

        As of December 31, 1999, we had $16.3 million of cash and cash equivalents, $54.3 million of short-term investments and $10.6 million of long-term investments, compared with $15.4 million of cash and cash equivalents as of March 31, 1999. Cash used in operating activities was $6.3 million in the nine months ended December 31, 1998 and $14.5 million in the nine months ended December 31, 1999. Cash used in operations resulted primarily from net losses net of non-cash expenses including depreciation and stock compensation, and increases in our accounts receivable, offset in part by the growth in accrued liabilities.

        Net cash used in investing activities of $1.4 million for the nine months ended December 31, 1998, related to purchases of computer equipment and to a lesser extent software and office furniture to support our expanding operations. Net cash used in investing activities was $68.3 million for the nine months ended December 31, 1999, primarily related to the purchases of investments and capital equipment, offset by sales of investments.

        Financing activities provided net cash of $11.9 million for the nine months ended December 31, 1998 and $83.6 million in the nine months ended December 31, 1999. Financing activities consisted primarily of the sale of our common and preferred stock, including $83.9 received from our initial public offering and simultaneous private placements. We have also used debt and leases to partially finance our operations and capital purchases. At December 31, 1999 we also had $2.6 million in current and non-current debt as well as $252,000 in current and non-current lease obligations.

        Included in the amounts above are four variable rate installment notes with a bank that are secured by the equipment financed by the bank. The notes bear interest at the bank's prime rate and are due between March 2001 and February 2002. Also included are three notes payable to an equipment financing company that bear interest at 7% per year and are due between June 2000 and October 2000, and three capital leases for the lease of computer and office equipment due through January 2003.

        In September 1999, we entered into a commitment with the bank issuing the variable rate installment notes described above in connection with a proposed $3.0 million equipment financing credit line expiring June 30, 2000. Each advance bears interest at the bank's prime rate plus 0.5% per year, with principal to be repaid in 36 equal monthly installments. The bank advanced us $1.0 million under this commitment on September 30, 1999 and an additional $800,000 on December 30, 1999. We issued warrants to the bank to purchase 5,263 shares of common stock at $9.50 per share in connection with this commitment.

        This commitment requires us to meet certain monthly and quarterly financial tests, including minimum operating results and certain liquidity, leverage and debt service ratios. All previous agreements with the above financial institution are now under these same covenants. At December 31, 1999 we were in compliance with all of the financial covenants.

        In August 1999, we entered into a new office lease for our corporate headquarters, as the previous sub-lease had expired. At December 31, 1999, we had noncancelable operating leases for office space and equipment of approximately $9.4 million, which are payable through fiscal 2004.

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

YEAR 2000 COMPLIANCE

        We have designed our products to be year 2000 compliant, and as a result we have not experienced year 2000 problems related to our products. The majority of the computer software and hardware that we use in our internal operations did not require replacement or modification as a result of the year 2000 issue. We believe that our significant vendors and service providers are year 2000 compliant and we have not, to date, been made aware that any of our significant vendors or service providers have experienced year 2000 disruptions in their systems. Accordingly, we do not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any year 2000 problems.




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

WE HAVE A HISTORY OF LOSSES, WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

        We have incurred quarterly and annual losses in each of the five years since we were formed, and we expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. We incurred net losses of $6.9 million for fiscal 1997, $5.5 million for fiscal 1998, $15.3 million for fiscal 1999 and $16.8 million for the nine months ended December 31, 1999. As of December 31, 1999, we had an accumulated deficit of $46.5 million. Moreover, we expect to continue to incur significant sales and marketing and research and development expenses, and, as a result, we will need to generate significant revenue to achieve and maintain profitability. Although our revenue has grown in recent quarters, we cannot be certain that we can sustain this growth or that we will generate sufficient revenue for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.


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

BECAUSE A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUE, OUR REVENUE COULD DECLINE IF WE LOSE A MAJOR CUSTOMER

        We derive a significant portion of our software license revenue in each quarter from a limited number of customers. For example, for the nine months ended December 31, 1999, two customers accounted for 36% of our revenue and ten customers accounted for 74% of our revenue. Many of our contracts are in excess of $1.0 million. We expect that a limited number of customers will continue to account for a substantial portion of our revenue for the foreseeable future. As a result, if we lose a major customer, if a contract is delayed, cancelled or deferred or if an anticipated sale is not made, our revenue would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue in any future period.

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

        Sales of our products and services in two markets -- computer hardware and network and telecommunications equipment -- accounted for nearly 60% of our total net revenue in the nine months ended December 31, 1999. We expect that revenue from these two markets will continue to account for a substantial portion of our total net revenue in fiscal 2000. We are targeting expansion in additional market segments defined by industry where eCommerce software is highly strategic and promote competitive advantage, including manufacturing, retail, telecommunications services and financial services. If we are unable to successfully increase penetration of our existing markets or expand in these additional markets, or if the overall economic climate of our target markets deteriorates, we may not be able to achieve expected sales growth.

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

ACQUISITIONS, SUCH AS OUR ACQUISITION OF FIRSTFLOOR AND THE RECENTLY COMPLETED ACQUISITION OF CONNECTINC.COM, MAY BE COSTLY AND DIFFICULT TO INTEGRATE, DIVERT MANAGEMENT RESOURCES OR DILUTE STOCKHOLDER VALUE

        As part of our business strategy, we have in the past and may in the future make acquisitions of, or investments in companies, products or technologies that complement our current products, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. For example, in 1998 we acquired FirstFloor Software. We encountered the following difficulties in our acquisition of FirstFloor and would anticipate similar difficulties in our acquisition of ConnectInc.com and in any other future acquisitions:

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

        We have recently experienced a period of rapid growth and expansion, which places significant demands on our managerial administrative, operational, financial and other resources. All members of our management team, other than our Vice President, Research and Development have joined Calico since June 1997. Our Vice President, Engineering joined Calico in January 1999, and our Vice President and Chief Financial Officer joined Calico in June 1999. From September 30, 1997 to December 31, 1999, we expanded from 85 to 267 employees. Our new employees include a number of key managerial, marketing, planning, technical and operations personnel who have not yet been fully integrated into our organization.

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

        We have completed our internal audit of our own internal computer and other systems, and have substantially completed our testing of our software products and audit of the year 2000 compliance status of our suppliers and business partners. We have completed our year 2000 investigation and overall compliance initiative, and the total cost of our year 2000 compliance has not been substantial. While we have yet to experience year 2000 problems, we may still experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal systems.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        The effective date of the Registration Statement for the Company's initial public offering, filed on Form S-1 under the Securities Act of 1933 (Registration Statement Number 333-82907), was October 6, 1999. The class of securities registered was Common

Stock. The managing underwriters in the offering was Goldman, Sachs & Co.; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Hambrecht & Quist LLC.

        Pursuant to the Registration Statement, the Company registered and sold 4,600,000 shares of it's Common Stock to an underwriting syndicate at an initial public offering price of $14.00 per share. Net proceeds to the Company, before offering expenses, were $59.9 million or $13.02 per share. The offering commenced on October 6, 1999 and terminated on October 13, 1999 after we sold all 4,600,000 shares of common stock registered (including 600,000 shares sold in connection with the exercise of the underwriters over allotment option).

        We paid a total of $3.9 million in underwriting discounts and commissions. In addition, we incurred estimated expenses of $2.2 million, for estimated net proceeds of approximately $57.7 million.

        Simultaneous with the closing of the initial public offering, the Company received an additional $24.0 million from the sale of an aggregate of 1,843,200 shares of common stock at $13.02 per share in private placements to Dell U.S.A., L.P., a Texas limited partnership ($20.0 million) and Andersen Consulting LLP ($4.0 million).

        We have used, and continue to expect to use, the proceeds from the sale of stock for general corporate purposes, including working capital. A portion of the proceeds may also be used to acquire or invest in complementary companies, product lines, products or technologies. Pending such uses, we have invested the net proceeds from the sale of stock in investment grade, interest-bearing securities. None of the net proceeds of the offering were paid by the Company, directly or indirectly, to any director, officer or general partner of the Company or any of their associates, or to any persons owning ten percent or more of any class of the Company's equity securities, or any affiliates of the Company.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable


ITEM 5. OTHER INFORMATION

        Not applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

No.                          Description
---                          -----------
2.1*    Agreement and Plan of Merger dated as of November 19, 1999 by and between Calico Commerce, Inc., ConnectInc.com, Co., and Calico
        Acquisition, Inc.

27.1 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with Edgar requirements)


* Incorporated by reference to Calico's Current Report on Form 8-K filed November 29, 1999


(b)     Reports on Form 8-K

        Report on Form 8-K dated November 19, 1999 regarding the acquisition of ConnectInc.com, Co., as filed with the Securities and Exchange Commission on November 29, 1999.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   February 11, 2000                   /s/ Arthur F. Knapp, Jr.
        --------------------                --------------------------------
                                            Arthur F. Knapp, Jr.
                                            Vice President and Chief
                                               Financial Officer
                                            (Principal Financial and
                                               Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
  No.          Description
-------        -----------
2.1*           Agreement and Plan of Merger dated as of November 19, 1999 by and between Calico Commerce, Inc., ConnectInc.com, Co., and Calico
               Acquisition, Inc.

27.1 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with Edgar requirements)


* Incorporated by reference to Calico's Current Report on Form 8-K filed November 29, 1999


(b)     Reports on Form 8-K

        Report on Form 8-K dated November 19, 1999 regarding the acquisition of ConnectInc.com, Co., as filed with the Securities and Exchange Commission on November 29, 1999.