Form 10-K
period 2000-03-31
CALICO COMMERCE INC/
filed 2000-06-29
CIK 1081154

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

                       FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                             ------------------ TO
                              ------------------ .

                        COMMISSION FILE NUMBER 000-27431

                             CALICO COMMERCE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                        77-0373344
        (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)

                         333 WEST SAN CARLOS, SUITE 300
                           SAN JOSE, CALIFORNIA 95110
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (408) 975-7400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                COMMON STOCK, $0.001 PAR VALUE (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment of the Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $351,791,000 as of May 31, 2000 based on the closing price of the Common Stock as reported on the Nasdaq Stock Market for that date. There were 34,970,861 shares of the Registrant's Common Stock issued and outstanding on May 31, 2000. [ ]
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement which is expected to be filed not later than 120 days after the Registrant's fiscal year ended March 31, 2000, to be delivered in connection with the Registrant's Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   24
Item 3.   Legal Proceedings...........................................   24
Item 4.   Submission of Matters to a Vote of Security Holders.........   24

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   24
Item 6.   Selected Financial Data.....................................   26
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   27
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   34
Item 8.   Financial Statements and Supplementary Data.................   35
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure..................................................   35

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   35
Item 11.  Executive Compensation......................................   36
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   36
Item 13.  Certain Relationships and Related Transactions..............   36

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   36
Financial Statements..................................................   36
Financial Statement Schedule..........................................   36
Exhibits..............................................................   37
Signatures............................................................   39

                                     PART I

     The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the section entitled "Risk Factors" and the risks discussed in our other Securities and Exchange Commission ("SEC") filings including our Registration Statement on Form S-1 declared effective on October 6, 1999 by the SEC (File No. 333-82907) and in our Form 10-Q filed November 13, 1999, and February 13, 2000.

ITEM 1. BUSINESS

     Calico Commerce is a leading provider of eBusiness applications that enable corporations to sell over the Internet, through existing channels and within Net markets. Calico offers a highly scalable, open application server-based e-Commerce application suite designed to serve the unique needs of Global 2000 suppliers, distributors and Net market makers. Calico's products and services allow companies to rapidly deploy eBusiness capabilities that are designed to increase revenue, lower operating costs, improve customer satisfaction and create competitive advantage.

     Our electronic commerce software is broadly applicable to a wide range of industries and markets, products and services. Our current customers include a number of companies that have adopted aggressive electronic business strategies, such as Best Buy, CitiGroup, Cisco, Dell, Gateway, GE Capital, Merrill Lynch, Nortel Networks, Qwest, Staples, Telia and UUNET. Emerging Net market makers customers include such companies as Chemdex (now Ventro), Home Depot Maintenance Warehouse, ClubCorp (ePurchase.net), Exclaim Technologies, Inc., ZoneTrader.com, TheAgZone.com, iCongo.com, SingleSourceIT and HomePortfolio.com.

                              INDUSTRY BACKGROUND

GROWTH OF THE INTERNET AND ELECTRONIC COMMERCE

     The rapid growth of the Internet is revolutionizing the way in which businesses and consumers communicate, share information and conduct business. The Internet has created a new means for businesses to reach and interact directly with new and existing customers worldwide, transforming the traditional ways companies market, sell and support their product and services offerings. For most organizations, the Internet acts not only as a means to improve the effectiveness of existing distribution channels, but also as an additional direct channel, enabling entirely new business models in a world where traditional barriers to entry are rapidly dissolving. Forrester Research, Inc. estimates, based upon its research, that the total value of U.S. business trade on the Internet will grow to approximately $1.8 trillion by 2003. Driven by rapidly accelerating global competition, companies are seeking to improve their operations by improving collaboration and communication along the supply chain, increasing their responsiveness to customers, and offering a wider range of products and services which can be dynamically matched with customers' specific needs. In order to capitalize on this opportunity, companies are adopting more sophisticated approaches to electronic commerce and are increasing their investment in electronic commerce infrastructure. These approaches are characterized by enhanced interactivity, greater personalization and the ability to offer a broad array of complex configurable products and services, all at the time of purchase and across every sales channel.

ELECTRONIC COMMERCE REQUIRES A NEW CLASS OF SOFTWARE

     Over the past two decades, many major corporations have invested large amounts of time and money automating their internal business processes through the implementation of enterprise resource planning and sales force automation software. These systems have enabled companies to centralize and better manage important company-wide data and business processes, and provide sales representatives with updated product information, contact management and data to trace sales leads. While these systems have become an important element of company-wide information technology processes and have brought many operational benefits, they were developed prior to the commercial use of the Internet, and were not designed for large scale, Internet-based, customer-driven interactions and commerce. Because these process automation systems were designed for a limited universe of internal users, they have not generally scaled to accommodate the significant number of users or transactions made possible by the Internet and have not provided the level of intuitive graphical user interface that is necessary for engaging customer interactions.

     As commercial use of the Internet began to develop, early electronic commerce vendors developed custom websites and transactions systems using general purpose Internet publishing tools, such as HTML editors and specialized database tools. These tools enabled companies to post static product catalogs and brochure content on the Internet, but generally allowed only limited real-time interactivity and did not provide proven reliability and scalability. Recently, packaged electronic commerce applications have emerged, focusing primarily on enabling transactions by providing security, credit card validation and the management of "shopping baskets". In addition, a variety of point solution software applications have been developed to provide functionality in discrete aspects of the selling process, such as personalization and content delivery.

     These early packaged applications and point solutions have helped to automate online transactions, but they fell short in three regards. The first was that they did not provide well-integrated functionality or capabilities for the online purchasing of complex and configurable products and services, such as computers, network equipment or financial services. Secondly, they did not enable companies to sell through all their channels, on-line and off-line, in a seamless and effortless way without recreating unique content for each channel. Thirdly, they did not enable companies to effectively participate in existing marketplaces serving multiple buyers and suppliers, or to set up a Net marketplace as a new channel.

     We believe that the rapid growth and evolution of electronic commerce requires a new class of software solutions designed specifically for electronic commerce interactions with customers, resellers and partners. This new class of software must leverage companies' large investments in company-wide business applications, and combine the proven reliability of traditional enterprise systems with the scalability and flexibility of Internet software. In addition, this software must be customer-driven, built on standards, integrate a broad range of sophisticated functionality and enable the sale of complex products and services through all channels. Calico's software is thus designed to meet the challenges of all three shortcomings we identified in early e-Commerce point solutions.

THE CALICO SOLUTION

     The Calico Suite is designed to allow companies to create powerful sales experiences for their customers, whether they interact directly with their customers over the Internet, approach their customers through sales representatives or existing reseller and distributor channels, or they offer their products to customers within a marketplace serving multiple buyers and suppliers. Using our software, companies can create a web-based guided selling experience that can be customized based upon the needs of the customer. Our software enables companies to capture information about their customers' needs and requirements, provide tailored information and recommendations to their customers, identify constraints in the buying process, propose alternatives to the chosen items, provide personalized pricing, deliver quotes and conduct transactions.

     Buyers use our software to research, evaluate, and weigh trade-offs on price, performance and other attributes, and then configure in real-time and buy complex goods and services. They also use our Net markets software to browse catalogs that contain information on products from multiple suppliers, select items and purchase them without having to contact individual suppliers.

     Our solutions provide the following advantages:

     HIGHLY STRATEGIC. Our software is designed to help suppliers and intermediaries increase their revenue by capitalizing on new electronic commerce opportunities and reduce their costs by enhancing operating efficiency and order accuracy. For example, our tailored solutions enable suppliers to provide personalized products and services, to recommend additional or related complementary items to a buyer during the purchase process, resulting in improved sales effectiveness, order accuracy and reduced cost of returned items. This functionality also reduces the time to market of new products and services. As a result, we believe our software can provide a significant return on investment and generally is viewed by our customers as a means of achieving strategic and competitive advantage.

     CUSTOMER-DRIVEN. Unlike traditional enterprise applications, our software is designed for interacting directly with customers, resellers and other partners. Our "user-guided behavior" technology enables users to define the purchasing process according to their own needs and to flexibly configure complex goods and services at the point of sale in real time. In addition, our agent technology delivers personalized information during the purchasing process, enabling companies to proactively engage the customer, anticipate customer needs, provide real-time information and speed product delivery. By keeping the customer at the center of the buying experience, focus can be shifted from the transaction to the customer relationship, creating a key source of competitive differentiation for companies.

     INTEGRATED. By combining advanced configuration, information delivery, content management and personalization functionality, we offer a broad, integrated suite of electronic commerce software applications, providing significant benefits to customers who wish to launch or improve comprehensive electronic commerce functionality quickly. In addition, our software enables customers to develop highly intuitive, interactive, graphical and content-rich electronic commerce sites. We also provide professional consulting and implementation services, complemented by our relationships with third-party implementation partners, to provide a tailored solution for each company's needs.

     SCALABLE AND FLEXIBLE. Our product architecture is designed to be highly scalable, enabling enterprises to interact directly with large numbers of customers via the Internet and other platforms. The Calico Suite employs highly flexible modeling and tools to facilitate connections between computer applications, designed to enable our software to be rapidly integrated with other computer applications maintained by a company. These other computer applications include enterprise resource planning, sales force automation and supply chain management software programs and their underlying databases.

     DESIGNED TO BE ACCESSED ACROSS MULTIPLE CHANNELS OF DISTRIBUTION. The Calico Suite is designed to connect multiple buyers and sellers, including distributors, resellers, telemarketers and direct sales forces, to end users. To reach these audiences, the Calico Suite can be implemented across the Internet, intranets, extranets, corporate networks, and online marketplaces and can be accessed through desktop and mobile computers and retail kiosks. The Calico Suite uses a single set of business rules, enhancing consistency of user experience and reducing maintenance.

STRATEGY

     Our objective is to be the leading provider of electronic commerce software to suppliers and intermediaries in Net markets worldwide. The key elements of our strategy include:

INCREASE THE BREADTH AND DEPTH OF OUR ELECTRONIC COMMERCE SOLUTIONS

     Our strategy is to provide software that enhances customer interaction over all channels by adding new features to our Calico Suite and by adding new products that provide marketing and post-sales service functionality. We plan to accomplish this through internal product development, licensing and acquisitions of third-party technology and partnering. Our acquisition of FirstFloor Software Inc ("FirstFloor") provided agent technology which enables targeted, personalized information delivery, a key element in our Calico solution. The introduction of personalized products which provide marketing functionality enable our customers to tailor Internet sites to help build relationships with their most important customers. Our acquisition of ConnectInc.com Co. ("ConnectInc.com") provided Calico with a product catalog and a transaction platform for electronic commerce between multiple buyers and suppliers. In addition, we intend to facilitate integration of our products with a broad range of enterprise and Internet software applications. This can occur through the development of additional tools for integration of our software with other computer applications and additional application programming interfaces.

     ALIGN WITH ELECTRONIC COMMERCE LEADERS AND EXPAND IN OTHER TARGETED VERTICAL MARKETS. Our electronic commerce software is broadly applicable to a range of industries and markets. Our strategy has been to pursue relationships with leading participants in key industries who have adopted aggressive electronic business strategies. We have successfully provided electronic commerce software to customers concentrated in the computer hardware and network and telecommunications equipment industries. We have recently demonstrated growth in other markets, such as manufacturing, retail, telecommunication services, financial services and emerging growth companies.

     ENHANCE SALES AND IMPLEMENTATION SERVICES THROUGH INCREASED ALLIANCES. Our strategy is to increase our revenue base by complementing our direct sales force and professional services organization with strategic partnerships and alliances. These partnerships are intended to increase geographic sales coverage worldwide, address new industry market segments, and provide our customers with access to additional design, modeling and implementation resources. In addition, our goal is to form additional marketing and distribution alliances with electronic commerce software vendors and resellers to broaden distribution or provide complementary functionality to our applications. We also intend to provide company-wide integration of our software through alliances with systems integrators and vendors focused on providing software and integration services for connecting computer applications from multiple business software providers.

     EXTEND TECHNOLOGY LEADERSHIP. Our Calico Suite is based on advanced expert systems technology which allows matching of user requirements with suppliers' product and service offerings. For example, the bill of materials created by our Calico products is described in extensible markup language, or XML, enabling dynamic and intelligent exchange among electronic commerce applications. Our strategy is to continue developing leading technologies in order to deliver more advanced functionality in our software to our customers.

     IDENTIFY AND CAPITALIZE ON NEW ELECTRONIC COMMERCE-BASED BUSINESSES. Our strategy is to pursue relationships with and foster the development of emerging electronic commerce-based businesses at an early stage of their development. By entering into a variety of arrangements with these emerging leaders, we believe we can further capitalize on the growth of electronic commerce and remain at the forefront of electronic commerce trends and technology.

PRODUCTS

     Calico provides an integrated eBusiness application suite that enables corporations to sell products and services via the Web, through existing channels and in Net Markets. Our standards-based eBusiness applications provide customers with the ability to create aspects of person-to-person selling in an online environment, matching unique customer needs with products to drive revenue growth and increase customer satisfaction. Our applications can be implemented individually or as part of the entire suite, depending on customer preference.

     All of Calico's eBusiness applications are based on Calico's Lightning Architecture,(TM) Calico's standards-based eBusiness application platform. The Calico Lightning Architecture incorporates the BEA WebLogic Server,(TM) a Java-based application server which provides support for high transaction volumes and has a proven track record as the foundation of many of the world's most heavily trafficked e-Commerce sites. The Lightning Architecture was designed to help corporations more efficiently integrate Calico's solutions into their existing systems, leverage the information systems in which they have already invested and bring new e-Commerce applications to market quickly.

     The Calico Suite includes the following applications:

     CALICO ADVISOR. Calico Advisor is a high-performance configuration and recommendation application designed for extremely large-scale e-Commerce sites. This expert system matches customer requirements with product attributes, guiding customers to products and services that meet their needs. Calico Advisor employs our "user guided behavior" technology to explore different combinations of solution elements. This technology enables users to evaluate trade-offs on price, performance or other attributes, while at the same time determining that the configured product or service meets business or legal constraints set by the vendor. Calico Advisor uses dynamic models of customer requirements and product attributes developed using the Calico Workbench. Once the models have been created, they can be loaded into an application running standalone or in a multi-user setting. A single model can be implemented and accessed across multiple sales channels, including direct sales, in-store, resellers, value added resellers, telesales, and sales over the Internet, streamlining maintenance and permitting significant flexibility.

     In this way, customers can select and purchase complex products and services without the individual attention of a sales person and speed the process of creating complete and correct complex product configurations.

     CALICO MARKET MAKER. Calico Market Maker is a 100% Pure Java(TM) product that was designed to be a business-to-business Net market platform for digital marketplaces serving multiple buyers and multiple suppliers. Calico Market Maker provides an integrated solution that includes cross-supplier catalog, customized pricing, buyer profiling and user content, back-end system integration and fulfillment tracking information. Calico Market Maker was designed with the objective of accelerating time to market and making the selling process more efficient for corporations by dynamically connecting multiple buying and selling organizations via the Internet and providing the extensive core functionality required for corporations to bring their businesses onto the Web and begin taking orders. In addition, Calico's patented agent technology allows corporations to keep track of their customers' dynamic requirements, enabling them to aggregate product data from many suppliers and provide contractual product and pricing notification to multiple buyers. This allows organizations to build communities by grouping appropriate buyers and sellers, and proactively notifying buyers about new products and services that are available to them.

     CALICO LOYALTY BUILDER. Calico Loyalty Builder is designed to address the challenge of building and maintaining customer loyalty online. Calico Loyalty Builder personalizes the Internet-based guided selling experience from the customer's initial expression of interest through configuring and ordering products and services. This personalized guided selling experience enables companies to proactively engage customers to build stronger customer relationships with the objective of increasing revenue and reducing costs. Calico Loyalty Builder is an integral part of the Calico Suite and provides organizations with customer-driven electronic commerce software with profiling technology for personalized buying over the Internet. Calico Loyalty Builder's agent technology automatically monitors content and notifies users of changes. In addition, Loyalty Builder's Java and XML-based architecture is designed to enable customers to adopt the technology within their existing web infrastructures.

     CALICO QUOTE. Calico Quote provides customized sales quotations to customers for selected products and stores quotes for later retrieval or immediate entry into an order management system. Calico Quote is designed to enable unification of product requirements, complex configurations and pricing and acts as the intermediary to automating order entry. Calico Quote is built using the Java programming language and XML-based architecture. This enables companies to integrate the quoting and pricing functions of the Calico Suite with existing order entry, enterprise resource planning and external pricing tools and software programs. In addition, the core functionality of Calico Quote can be extended via the Java-based application programming interfaces provided with Calico Quote.

     CALICO INFOGUIDE. Calico InfoGuide delivers targeted marketing information, such as brochures, product data sheets, product reviews and competitive comparisons, directly to customers during the online buying process. Calico InfoGuide is a Java-based programming tool that pairs content-sensitive selections and browser clicks with content from any source, even pre-existing content stored in multiple file formats. Calico

InfoGuide enables customers to request additional information and have targeted information delivered to them at any point during the buying process.

PROFESSIONAL SERVICES

     We offer a range of professional and support services including requirements analysis and definition, creation and evolution of sample customer implementations based on customer input, design, data analysis, process modification advice, implementation consultation, education, and post-implementation maintenance. Our staff of professionals and consultants who define the implementation specifications for implementing our software work with customers to capture and model the business logic and policies that reflect marketing and selling practices. Our professional services consultants also help with the integration of our applications into other company-wide computer software systems. Our professional services team and our consulting partners use Dreamweaver to design, create and finalize graphical user interfaces which meet specific customer requirements, delivering a personalized buying experience. These professionals have backgrounds in user interface design, systems integration, technology strategy, and project management.

     We use our Planning and Assessment Methodology in working with customers to define the opportunity set, quantify the business justification and plan the business and technical components. This methodology includes a series of cross-functional facilitation sessions, financial reviews and market comparisons to determine how our customers' business needs and plans compare to leading practices in their industries, as well as trends and available solutions in the e-commerce space. This analysis enables our customers to prepare for the business and technical critical dependencies of their upcoming project and secure organizational understanding of and commitment to the requirements and priorities that will be addressed in the initial phase. It also provides them a solid understanding of the necessary resource commitments and a very specific, executable implementation plan.

MAINTENANCE AND CUSTOMER SERVICE

     We offer a broad range of maintenance and customer service options to meet the varying needs of each customer. Customers covered by maintenance agreements can report application problems, make enhancement requests and obtain update releases. Our help desk is staffed with technical support engineers experienced in Calico products and in a variety of programming languages. Our Technical Support Center consists of the On-line Care Center (OCC) and the Help Desk. Maintenance customers are eligible for this support and can access the OCC via the web and the Help Desk via the web, e-mail, phone, or fax. In addition to our support service options we also offer remote consulting for customers needing migration assistance or a performance consultation. Our implementation support is targeted at customers who have completed their development and require assistance in implementing their deployment. We also help troubleshoot problems with network bandwidth, network access and configurations as they pertain to our products.

SALES AND MARKETING

     We market and sell our products primarily through our direct sales force located at our headquarters in San Jose, and our regional sales and service offices in Atlanta, Boston, Chicago, England, Japan, Germany and Sweden. As of March 31, 2000, our total sales and marketing organization consisted of 84 employees. We intend to increase our domestic and international direct and indirect sales organizations, including an entry into Japan in the summer of 2000. We are also complementing our direct sales force through additional distribution channels, including systems integrators and value added resellers, both domestically and internationally. For example, we have entered into an agreement with an entity to provide sales distribution and services in Japan.

     We have multi-disciplined sales teams that consist of sales, technical and support professionals. Our senior management also takes an active role in our sales efforts. We often develop a pilot or custom demonstration which we or our partners can then use to design a model for a full scale implementation. Our sales efforts are typically directed to senior executives at our customers' organizations, including the chief executive officer, the chief information officer and the vice presidents of sales and marketing.

     To support our direct sales efforts and to actively promote our Calico brand, we conduct comprehensive marketing programs and market research, including public relations, print advertisements, online advertisements, trade shows, speaking engagements and ongoing customer communications.

STRATEGIC ALLIANCES

     We are pursuing marketing, implementation and resale alliances with electronic commerce software vendors, systems integrators, professional services organizations, and application services providers. These alliances are intended to increase geographic sales coverage worldwide and address new vertical markets and market segments such as the Net Markets. In addition, these partnerships and alliances allow us to provide our customers with access to additional resources to design, install and customize our solutions. As of March 31, 2000, these alliances have grown significantly and we have generated significant revenue from these them.

     As part of the Alliances strategy, we have formed marketing and distribution alliances with electronic commerce software vendors. For example, we have entered into joint marketing relationships with New Channel, a provider of interactive e-business services designed to help companies improve their Internet sales channel, and with Tibco and Vitria, providers of eBusiness infrastructure. We have also entered into a joint marketing agreement with Vignette to share sales and marketing leads, provide complementary training of each other's sales teams and develop joint marketing materials. Vignette is a provider of Internet relationship management software products and services. In addition, we have a cooperative marketing agreement with IBM. These relationships enable us to broaden distribution of our products and provide complementary functionality to our applications.

     The company is also aggressively pursuing alliance opportunities in the emerging Net Markets segment. As part of this strategy, we have entered into joint marketing relationships with software vendors that offer complementary technologies to provide an end-to-end solution to power digital marketplaces. For example, we are partnering with @TheMoment for auction and exchange technology, CyberSource for transaction processing, eCredit.com for credit decisioning and financing, Emptoris for strategic sourcing solutions, Epicentric for portal technology, OnDisplay for content aggregation, and Perfect.com for RFQ solutions. Other Calico partners, including BEA Systems, Broadbase, Interwoven, New Channel, Tibco, and Vitria, have joined Calico's Net Markets Alliance, extending their support to our solutions in this new and rapidly growing market space.

     Under these joint marketing arrangements, each party agrees to provide each other with reasonable marketing and sales assistance. Our marketing and distribution alliances are not exclusive and some of our partners provide similar services to other companies.

     We have also expanded the professional services offered to our customers by enhancing existing relationships with systems integrators and professional services organizations. Our joint marketing agreement with Andersen Consulting is a global alliance. Under this alliance, Andersen Consulting acquires rights to market integration services related to our software, and we have agreed to promote Andersen Consulting as the preferred integrator of our software. The parties anticipate that this alliance will allow the development of offerings by the two organizations to target specific industries, which may include banking, healthcare and insurance, among others. In addition, Andersen Consulting has made a significant investment in Calico.

     We have additional relationships with other professional services organizations, such as Cap Gemini, who specialize in offering consulting services for the installation and implementation of software products such as the Calico Suite. Other services organizations we are teaming with to provide Internet integration expertise in our customer deployments include KPMG, TSC, and CGI.

     Calico's latest products are built with open standards, and our partner BEA Systems is key to our success through our WebLogic Application server.

     We also participate in the Oracle Partner Program, which assists us in marketing the Calico Suite of products to Oracle customers. Since our products are built to be database independent, they can be easily integrated with Oracle's products.

     We are a Microsoft Certified Solution Provider and a member of the Microsoft Developer Network, providing us with co-marketing and advertising opportunities. As a member of Sun Microsystems' SunTone program, we join Sun in its goal to promote delivery of secure, reliable, and predictable Internet services.

SIGNIFICANT CUSTOMERS

     We have successfully provided electronic commerce software to customers concentrated in the computer hardware and network and telecommunications equipment industries. We have recently demonstrated growth in other markets, such as manufacturing, retail, telecommunication services, financial services and emerging growth companies that are adopting aggressive eBusiness strategies In fiscal 2000, Nortel and Qwest each represented more than 10% of our total net revenue. In fiscal 1999, Gateway and Dell each represented more than 10% of our total net revenue. In fiscal 1998, Micron Electronics accounted for more than 10% of our total net revenue. A substantial portion of our revenue in any given quarter has been, and is expected to continue to be, generated from a limited number of customers with large financial commitment contracts.

     The following is a representative list of our customers:

Best Buy                            Merrill Lynch
Car max online                      Mybike.com
Chemdex (now Ventro)                Motorola
Citibank                            Nortel
Clubcorp USA                        Qwest
Dell                                Siemens
Flextronics                         SingleSourceIT
Gateway                             Staples
GE Capital                          Starhub
Honeywell                           Telia
International Game Technology       United Ad Label

     Including those listed above, is our top 20 customers by revenue which accounted for 83% of our total net revenue for fiscal 2000.

TECHNOLOGY

     Our standards-based architecture provides the platform for our electronic commerce software. Our technology is designed to provide interactive, scalable, and easily maintained advanced electronic commerce applications. In developing the Calico Suite, we applied our extensive experience in building expert systems using artificial intelligence (AI). Our goal was to design a software system for deploying and scaling Calico applications across our customers' enterprises and to their own customers, while fully leveraging existing applications, data and infrastructure.

     To meet this goal, the Calico Suite incorporates a variety of proven technologies, chiefly the award-winning BEA WebLogic Server. By offering a set of services for building e-commerce applications using the Java 2 Enterprise Edition (J2EE) standards, the WebLogic Server provides the performance and scalability required to power the Calico Suite and Internet business solutions. Other key technologies used in the Calico Suite are eXtensible Markup Language
(XML), a data-driven model and Internet-standard security protocols.

     The architecture of the Calico Suite comprises several layers, including various front-end client interfaces, the Web server, the Calico Server (BEA WebLogic), the data repository, custom-developed Enterprise Connectors and industry-standard Java application programming interfaces (APIs). The solution accommodates an open development framework, a streamlined data maintenance environment, data-independent rules builder tools in the development environment and multiple industry-standard Web developer tools.

CALICO LIGHTNING ARCHITECTURE

     The Calico Lightning Architecture(TM) is the 100% Java, standards-based system framework for Calico's Suite of e-Commerce applications. Built on BEA's WebLogic Server, a J2EE-ready Web application server, the Calico Lightning Architecture makes it possible for all Calico applications to deliver scalability, performance and flexibility. As a result, eBusinesses that implement the Calico Suite can grow rapidly and serve thousands of customers at one time without compromising customer service or dramatically increasing systems costs. Calico Lightning Architecture is completely operating and installed in a variety of deployments.

     Benefits of the Calico Lightning Architecture include the following:

     - By utilizing the latest Java standards and the BEA WebLogic Application Server, the Calico Lightning Architecture provides rapid application development capabilities. Once an application is tested, businesses can rapidly distribute new functionality to large numbers of users over the Web by simply updating a single server.

     - The Calico Lightning Architecture supports Enterprise Java Beans, which means that Calico customers can easily integrate Calico applications with internally developed and third-party e-Commerce solutions and other business-critical systems.

     - Because the Calico Lightning Architecture is platform independent, Calico customers can implement Calico solutions on their existing server-side hardware. Adopting Calico requires no costly new hardware acquisitions.

     - The Calico Lightning Architecture comes with RSA Security's encryption technology, which enables secure online communications and supports all common relational database management systems (RDBMS). Consequently, Calico customers can choose from the widest possible array of data-security solutions.

     - The Calico Lightning Architecture supports load balancing, clustering and automatic failover. In addition, it lets customers add application and data servers as necessary to support rapid growth without interruptions to service.

     - Each of the Calico modules leverages the Calico Lightning Architecture, ensuring optimal performance throughout the online sales cycle.

USER-GUIDED BEHAVIOR TECHNOLOGY

     We have developed proprietary "user-guided behavior" technology that is based upon expert systems that provide the ability to match user requirements with specific product and service offerings from companies, subject to a number of constraints. The user-guided behavior technology offers the following benefits:

     - Our data maintenance system allows data to be entered in tabular form for concise expression of relationships between data, thereby reducing the system's maintenance requirements.

     - Applications that are constructed from the models created with the Calico Workbench require only constraints, product content information and user interface information. Since models can be loaded into an application running standalone or in a multi-user setting, the same application can be targeted to run on laptops, desktops and the Internet.

     Constraints, together with our user-guided behavior technology, provide options to the end user and explain why particular configurations are not valid.

     The Calico software is designed to handle complex configurations. Our technology allows for composite modeling, which permits the configuration to expand to accommodate numerous sites at the user's request. Calico Advisor supports multiprocessor servers as well as server clusters. This enables organizations to scale their deployments readily to accommodate traffic. Because session state information is stored in multiple locations, a user's configuration session can proceed uninterrupted even in the event of a server failure.

ACCESS TO ENTERPRISE DATA

     Our proprietary agent technology allows customers to quickly and easily access their company-wide business data and content, as well as external content from their intranet and the Internet as part of an electronic commerce software system, without re-creating the content or re-submitting each document to a new system. Automatic notification and delivery of documents and other important information is possible without needing to modify existing software applications or information sources.

ADHERENCE TO INDUSTRY STANDARDS

     Calico Advisor, Calico Loyalty Builder, Calico Quote and Calico InfoGuide have been designed based on XML, an emerging standard for data representation and computer-to-computer exchange of information supporting electronic commerce. Software systems that support XML provide customers with the ability to reduce application development time, easily integrate with prior generations of business software and hardware systems and build applications that span the business processes of a company, its suppliers, distributors and customers.

     In addition, Calico Market Maker, Calico Advisor, Calico Loyalty Builder, Calico Quote and Calico InfoGuide have all been designed using Java, a programming language that enables compatibility across multiple platforms and facilitates Internet-based performance. Java is emerging as a development language for electronic business and other Internet applications. Our architecture is designed to comply with widely accepted commercial software industry standards for building large-scale Internet applications. In addition to XML, we use other widely accepted standards in developing our products, including structured query language, Java database connectivity and open database connectivity for accessing relational database management systems, HTTP for Internet access and HTML for web information presentation. Calico Configurator can be operated in conjunction with enterprise applications provided by Oracle, Baan, SAP and JD Edwards. Integration with these and other applications is facilitated by our support of open standards.

RESEARCH AND DEVELOPMENT

     Our future success will depend in part upon our ability to enhance the Calico Suite of applications, develop new products and capitalize on our technological leadership to provide electronic commerce software to a global customer base. We are seeking to broaden our current product line by improving performance, adaptation to standards, integration with company-wide business applications, and ease of modeling and applicability to commercial products and services.

     To foster development, definition, adoption and implementation of open standards that can be leveraged by the Calico Suite, we work with several industry standards organizations such as the World Wide Web Consortium, RosettaNet, Commercenet, the American Association of Artificial Intelligence, the Institute for Electrical and Electronic Engineering and the Association for Computing Machinery. For example, through these organizations we are actively promoting the use of XML technology for data representation and computer-to-computer exchange of information.

     Our research and development expenses were $15.3 million for fiscal 2000, $5.7 million for fiscal 1999, and $3.3 million for fiscal 1998. We expect to continue to invest significantly in research and development in the future. We have experienced technical personnel in the areas of agent-based technology, artificial intelligence, expert systems, user interface design, enterprise and middleware software development.

PROPRIETARY RIGHTS

     Our success and ability to compete are substantially dependent on our internally developed technology and software applications. We have two U.S. patents, one of which is related to the monitoring and notification technology incorporated in the Calico Loyalty Builder and the other of which is related to certain aspects of our user-guided product configuration technology. In addition, we have filed patent applications in three foreign jurisdictions. While we rely on patent, trademark, copyright and trade secret laws and restrictions in the United States and other jurisdictions, together with contractual restrictions, to protect our proprietary rights, patent, trademark, copyright and trade secret protection may not be available in every country in which we distribute our products.

     We also typically enter into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with our customers, suppliers and strategic partners in order to limit access to and distribution and disclosure of our proprietary information. However, despite our efforts to protect our proprietary rights, unauthorized parties could copy or otherwise obtain and use our products or technology or develop products with the same functionality as our products. Policing unauthorized use is difficult, and the steps we have taken may not prevent misappropriation of our technology. In addition, the laws of some foreign countries provide less protection of proprietary rights than do the laws of the United States, and we expect that it will become more difficult to monitor the use of our products if we continue to increase our international presence.

     We utilize technology provided by BEA Systems, Inc. for our application servers, Oracle Corporation for Relational Database, from Verity, Inc. for our search capability software, from Rainbow Software, Inc. to provide a licensing mechanism, from TideStone Technologies, Inc. for quote grid technology and from Rogue Wave Software, Inc. for development software. Should this third-party software no longer continue to be available at an acceptable cost, our products could be delayed until equivalent software could be developed or licensed and integrated into our products. However, we do not believe that our business could be considered to be substantially dependent on any one of these license agreements.

     Substantial litigation regarding intellectual property rights exists in the software industry. We expect that software products may increasingly be subject to third-party infringement claims as the number of competitors supplying electronic commerce applications and solutions grows, and the functionality in other industry segments overlaps. Some of our competitors may have filed or intend to file patent applications covering aspects of their technology that they claim our technology infringes. Our competitors may make a claim of infringement against us with respect to our products and technology. These claims could result in litigation subjecting us to significant liability for damages, or in invalidation of our proprietary rights. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources or require us to enter into royalty or licensing agreements in order to be able to sell our products. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all.

COMPETITION

     The market for software and services that enable electronic commerce for the interactive buying and selling of products is new, intensely competitive, highly fragmented and rapidly changing.

     We believe that our ability to compete depends on many factors, both within and beyond our control, including:

     - the performance, functionality, scalability and flexibility of our software solutions;

     - the timing and market acceptance of new products and product enhancements to the Calico Suite of applications;

     - the effectiveness of our sales and marketing efforts; and

     - the quality and performance of our professional services.

     Although we believe that we currently compete favorably as to each of these factors, we expect competition to persist and intensify. Our primary competition currently comes from companies developing solutions in-house and from a large number of emerging companies focused on electronic commerce. We also compete with vendors of enterprise class application software, including BroadVision, Siebel Systems, Oracle, SAP, Baan and Microsoft. Within our Calico Advisor product line, our competitors include Trilogy, pcOrder.com, Selectica and FirePond. Within our Calico MarketMaker product line, our competitors include Ariba (by virtue of its Tradex acquisition), I2, SAP, Oracle and Spaceworks.

     Many of our competitors and potential competitors have a number of significant advantages over us, including:

     - a longer operating history;

     - preferred vendor status with our customers;

     - more extensive name recognition and marketing power; and significantly greater financial, technical, marketing and other resources, giving them the ability to respond more quickly to new or changing opportunities, technologies and customer requirements.

     We also expect that competition will increase as a result of software industry consolidation. Our competitors may also bundle their products in a manner that may discourage users from purchasing our products. Current and potential competitors may establish cooperative relationships among themselves or with third parties or adopt aggressive pricing policies to gain market share. In addition, new competitors could emerge and rapidly capture market share.

EMPLOYEES

     As of March 31, 2000, we had 312 employees. Of that total, 107 were primarily engaged in product development, engineering or systems engineering, 84 were engaged in sales and marketing, 89 were engaged in professional services and 32 in operational, financial and administrative functions.

     None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe our relations with our employees are positive.

                        FACTORS THAT MAY AFFECT RESULTS

     In addition to the other information presented in this Form 10-K, the following risk factors should be carefully considered in evaluating Calico and its business because such factors currently may have a significant impact on Calico's business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-k, and the risks discussed in Calico's other Securities and Exchange Commission filings, actual results could differ materially form those projected in any forward looking statements.

WE HAVE A HISTORY OF LOSSES, WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

     We have incurred quarterly and annual losses in each of the six years since we were formed, and we expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. We incurred net losses of $27.8 million for fiscal 2000, $15.3 million for fiscal 1999 and $5.5 million for fiscal 1998. As of March 31, 2000, we had an accumulated deficit of $57.5 million. Moreover, we expect to continue to incur significant sales and marketing and research and development expenses, and, as a result, we will need to generate significant revenue to achieve and maintain profitability. Although our revenue has grown in recent quarters, we cannot be certain that we can sustain this growth or that we will generate sufficient revenue for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

     This lengthy sales cycle may cause license revenue and operating results to vary significantly from period to period. If anticipated sales from a specific customer for a particular quarter are not realized in that quarter, our operating results may vary significantly and we may not achieve forecasted revenues.

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

BECAUSE A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUE, OUR REVENUE COULD DECLINE IF WE LOSE A MAJOR CUSTOMER

     We derive a significant portion of our software license revenue in each quarter from a limited number of customers. For example, for the fiscal year ended March 31, 2000, two customers accounted for 31% of our revenue and ten customers accounted for 61% of our revenue. A number of our contracts are in excess of $1.0 million. We expect that a limited number of customers will continue to account for a substantial portion of our revenue for the foreseeable future. As a result, if we lose a major customer, if a contract is delayed, cancelled or deferred or if an anticipated sale is not made, our revenue would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue in any future period.

A GROWING NUMBER OF EMERGING GROWTH CUSTOMERS HAS CONSEQUENTLY HEIGHTENED THE EFFECT OF CREDIT-RELATED ISSUES ON US AND WE MAY NOT ACHIEVE ANTICIPATED REVENUE SHOULD WE NEED TO DEFER A SIGNIFICANTLY INCREASED AMOUNT OF REVENUE

     The number of emerging growth companies to which we have sold licenses and services has increased significantly. These emerging growth customers often are in the process of obtaining funding and in many of these instances we have deferred a portion or all of the revenues from these customers until they have achieved adequate levels of financing and are able to compensate us. Should we have more customers than we anticipate with credit issues or if payment is not received on a timely basis, our business, operating results and general financial condition could be materially and adversely affected.

WE MAY NOT ACHIEVE ANTICIPATED REVENUE IF WE DO NOT SUCCESSFULLY INTRODUCE, OR IF OUR CUSTOMERS DO NOT ACCEPT, UPGRADES AND ENHANCEMENTS TO OUR PRODUCTS

     Our business depends on the success and customer acceptance of the introduction of upgrades as well as future enhancements. Although our products have been subject to our internal testing procedures, since a number of our products have only recently been introduced, including the Advisor product and the Lightning Architecture based Suite, customers may discover errors or other problems with the products, which may adversely affect its acceptance.

     We expect that we will continue to depend on revenue from new and enhanced versions of our products for the foreseeable future, and if our target customers do not continue to adopt and expand their use of these products, we may not achieve anticipated revenue.

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

WE HAVE LIMITED EXPERIENCE WITH LARGE-SCALE DEPLOYMENTS AND IF OUR PRODUCTS DO NOT SCALE TO OPERATE IN A COMPANY-WIDE ENVIRONMENT, WE MAY LOSE SALES AND SUFFER DECREASED REVENUE

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

     Sales of our products and services in three markets -- computer hardware, network and telecommunications equipment and emerging growth companies -- accounted for nearly 64% of our total net revenue in the fiscal year ended March 31, 2000. We expect that revenue from these three markets will continue to account for a substantial portion of our total net revenue in fiscal 2001. We are targeting expansion in additional market segments defined by industry where e-commerce software is highly strategic and promote competitive advantage, including manufacturing, retail, telecommunications services and financial services. If we are unable to successfully increase penetration of our existing markets or expand in these additional markets, or if the overall economic climate of our target markets deteriorates, we may not be able to achieve expected sales growth.

IN ORDER TO INCREASE SALES OF OUR PRODUCTS, WE MUST INCREASE OUR DIRECT SALES FORCE; HOWEVER, HIRING AND INTEGRATING SALES PERSONNEL TAKES TIME AND THERE IS A SHORTAGE OF QUALIFIED PERSONNEL

     Our future growth depends on the ability of our direct sales force to develop customer relationships and increase sales to a level that will allow us to reach and maintain profitability. Our ability to increase our sales will depend on our ability to recruit, train and retain top quality sales people who are able to target prospective customers' senior management, and who can productively generate and service large accounts. In addition, our Vice President of Worldwide Sales has only joined us in June of 2000.

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

     As part of our business strategy, we have in the past and may in the future make acquisitions of, or investments in companies, products or technologies that complement our current products, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. For example, in 1998 we acquired FirstFloor Software and in January 2000 we completed our acquisition of ConnectInc.Com. We encountered the following difficulties in these acquisitions and would anticipate similar difficulties in any other future acquisitions:

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

     We have recently experienced a period of rapid growth and expansion, which places significant demands on our managerial administrative, operational, financial and other resources. All members of our management team, other than our Vice President, Research and Development have joined Calico since June 1997. Our Vice President, Engineering joined Calico in January 1999, Our Vice President, our Vice President and Chief Financial Officer joined Calico in June 1999, our Vice President, Human Resources joined Calico in April 2000, and our Vice President, Worldwide Sales joined Calico in June 2000. From September 30, 1997 to March 31, 2000, we expanded from 85 to 312 employees. Our new employees include a number of key managerial, marketing, planning, technical and operations personnel who have not yet been fully integrated into our organization.

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

     Complex software products like ours may contain undetected errors or defects, that may be detected at any point in the life of the product. We have in the past discovered software errors in our products and as a result have experienced delays in shipment of products during the period required to correct these errors. Errors may be found from time to time in our new or enhanced products after commencement of commercial shipments, such as this latest version of our suite, resulting in loss of revenue, delay in market acceptance and sales, diversion of development resources, injury to our reputation or increased warranty and repair costs.

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

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY WE MAY LOSE A VALUABLE ASSET OR INCUR COSTLY LITIGATION TO PROTECT OUR RIGHTS

     Our success and ability to compete depend upon our proprietary technology. We rely on patent, trademark, trade secret and copyright laws to protect our intellectual property. Despite our efforts to protect our intellectual property, a third party could copy or otherwise obtain our software or other proprietary information without authorization, or could develop software competitive to ours. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around our patents or other intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect that it will become more difficult to monitor the use of our products as we increase our international presence.

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

ITEM 2. PROPERTIES

     Our headquarters are located in approximately 58,000 square feet in San Jose, California, occupied under an office lease expiring in September 2004. We also lease office space in Pleasanton, California; Boston, Massachusetts; Atlanta, Georgia; Chicago, Illinois; Reading, England; Tokyo, Japan and Stockholm, Sweden, under leases for terms expiring from March 2001 to August 2005. We have additional leased space in San Jose and Mountain View, California, some of which we have sublet to unrelated third parties.

ITEM 3. LEGAL PROCEEDINGS

     On or about June 11, 1997, Suzy Quinn filed a complaint for sexual harassment and related causes of action against the Company and Ron Ellis, one of her co-workers, in Santa Clara County Superior Court, action no. CV 766780. In or about June 1998, Ms. Quinn filed an amended complaint against the Company and Mr. Ellis for various claims including violation of the California Government Code, violations of the California Civil Code, wrongful termination and demotion, defamation, and intentional infliction of emotional distress. The Company filed its answer to the amended complaint in or about July 1998, generally denying each of its material allegations and denying that Ms. Quinn is entitled to any relief whatsoever. The parties have engaged in extensive written discovery to date, and depositions of the principal parties have begun. The parties have been engaging in settlement negotiations, and a tentative agreement has been reached. However, if the settlement is not finalized, Calico intends to defend itself vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is traded on the Nasdaq National Market under the symbol "CLIC." Public trading of the Common Stock commenced on October 7, 1999. Prior to that, there was no public market for the Common Stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the Common Stock as reported on the Nasdaq National Market, during each quarter the stock has been publicly traded.

                                                              HIGH      LOW
                                                             ------    ------
Year Ended March 31, 2000:
  Third Quarter (from October 7, 1999).....................  $75.00    $40.00
  Fourth Quarter...........................................   58.88     30.00

     As of June 15, 2000, there were approximately 518 holders of record of our Common Stock. Brokers and other institutions hold many of such shares on behalf of Stockholders.

     We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain any earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

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

     Pursuant to the Registration Statement, the Company registered and sold 4,600,000 shares of it's Common Stock to an underwriting syndicate at an initial public offering price of $14.00 per share. Net proceeds to the Company, before offering expenses, were $59.9 million or $13.02 per share. The offering commenced on October 6, 1999 and terminated on October 13, 1999 after we sold all 4,600,000 shares of common stock registered (including 600,000 shares sold in connection with the exercise of the underwriters' over-allotment option).

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

     During the period between October 7, 1999 and February 9, 2000, we issued options to purchase an aggregate of 173,125 shares of our common stock to our employees and consultants. The issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) or Rule 701 promulgated thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about us or had access, through employment or other relationships, to this information. The shares underlying options which were granted between October 7, 1999 and February 9, 2000 but which remained unexercised as of February 9, 2000 were registered with the Securities and Exchange Commission on a Form S-8 filed on February 9, 2000.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data are derived from our consolidated financial statements. Share and per share data applicable to prior periods has been restated to give retroactive effect to our stock split. The data should be read in conjunction with the consolidated financial statements and notes thereto, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      CONSOLIDATED SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         YEAR ENDED MARCH 31,
                                        ------------------------------------------------------
                                          2000        1999        1998       1997       1996
                                        --------    --------    --------    -------    -------
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Total net revenue.....................  $ 35,624    $ 21,413    $ 11,859    $ 5,903    $ 2,270
Gross profit..........................    20,187      12,962       8,479      3,603      1,830
Loss from operations..................   (30,163)    (15,238)     (5,458)    (6,921)    (2,070)
Net loss..............................   (27,801)    (15,261)     (5,499)    (6,900)    (1,970)
Net loss per share:
  Basic and diluted...................  $  (1.36)   $  (2.25)   $  (1.08)   $ (2.12)   $ (0.69)
  Weighted average shares.............    20,450       6,775       5,075      3,250      2,850

                                                              MARCH 31,
                                        ------------------------------------------------------
                                          2000        1999        1998       1997       1996
                                        --------    --------    --------    -------    -------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.............  $ 25,917    $ 15,441    $  2,514    $ 1,921    $ 1,780
Working capital.......................    66,112      10,187          44        353      1,683
Total assets..........................   188,660      31,368       7,692      4,356      2,800
Debt and capital leases, long-term
  portion.............................     1,519         877         814        815         90
Total Mandatorily Redeemable
  Convertible Preferred Stock.........        --      32,535      14,505      9,500      3,842
Total stockholders' equity
  (deficit)...........................   163,984     (16,780)    (13,428)    (8,854)    (2,012)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

     We provide software and services that enable companies to interact directly with their customers over the Internet, intranets, extranets, and corporate networks, and accessed through desktop and mobile computers and retail kiosks to improve the interactive buying and selling of complex products and services. We were incorporated in April 1994. From May 1994 through March 1997, we generated revenue primarily from the license of products based upon our first generation configuration technology. In March 1997, we released our first product designed for use over the Internet and corporate networks. In December 1998, we released Calico eSales 2.0, an integrated suite of products that extended the Internet-based architecture and included Calico eSales Catalog(since re-named Calico eSales InfoGuide), a product that allows targeted delivery of information without the need to modify existing applications or information sources. Calico eSales InfoGuide was the first product release based upon technology obtained from our August 1998 acquisition of FirstFloor, Inc. In May 1999, we released Calico eSales Loyalty Builder, which incorporates technology also obtained from our acquisition of FirstFloor. In June 1999, we released Calico eSales 2.5, an integrated suite that incorporates eSales Loyalty Builder, eSales Quote and improved versions of our other products. During the quarter ended December 31, 1999, we first sold the product obtained through our sublicense agreement with ConnectInc.com. We subsequently acquired ConnectInc.com in January 2000, and sell the product under the name Market Maker. In March 2000, we released Calico eSales 2.7, an improved version of our suite, and introduced Calico Advisor, a product with a next generation configuration and recommendation application designed for extremely large scale e-commerce sites. In March 2000 the Company also introduced the Calico "Lightning Architecture(TM)", Calico's next-generation, standards based eBusiness application platform.

     We derive revenue principally from the license of our Calico eSales Suite of products and the delivery of associated implementation and support services. The mix of products and services sold varies by customer, and follow-on sales typically reflect an expansion of the use of our products within the customer's business, rather than a migration to different products. To date, our sales have been primarily within the computer hardware, emerging growth and network and telecommunications equipment industries.

     Licenses for our suite of products are sold in different methods, such as per user, per site or per enterprise. Customer licenses are typically several hundred thousand dollars. The price of our annual maintenance contracts are based on a percentage of the related product license price and is generally paid in advance. Consulting fees for implementation and training are generally priced on a per hour basis.

     For contracts with multiple elements, and for which vendor-specific objective evidence of fair value exists for the undelivered elements, we recognize revenue for the delivered elements based upon the residual contract value as prescribed by SOP 98-9. Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations of Calico with regard to implementation exist, the fee is fixed or determinable, and collection is probable. Provisions for sales returns are made at the time of revenue recognition based upon estimated returns. License revenue from contracts involving customization or services which are essential to the functionality of the software is recognized under contract accounting using the completed contract or percentage-of-completion methods as appropriate.

     Services revenue primarily comprises revenue from consulting services, maintenance contracts and training. Services revenue from consulting and training is generally recognized as the service is performed.

Maintenance contracts include the right to unspecified upgrades and ongoing support. Maintenance revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related contract, which is typically one year. Our customers generally purchase maintenance contracts with their initial software implementation.

     Revenue from contracts involving significant implementation, customization or services essential to the functionality of the software is recognized over the period of each engagement, primarily using the percentage-of-completion method of contract accounting. Labor hours completed is generally used as the measure of progress towards completion. We classify revenue for these arrangements as license revenue and services revenue based upon our estimate of fair value for each element and recognize the revenue based on the percentage-of-completion ratio for the arrangement. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated.

     We bill customers in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenue. Amounts recognized as revenue in advance of billing are recorded as unbilled receivables.

     Since our inception, we have incurred quarterly and annual losses, and we expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. We incurred net losses of $27.8 million for fiscal 2000, $15.3 million for fiscal 1999, $5.5 million for fiscal 1998. As of March 31, 2000, we had an accumulated deficit of $57.5 million. We expect that our operating expenses will continue to increase substantially in future quarters as we increase sales and marketing operations, develop new distribution channels, expand our professional services organization, and continue to fund research and development.

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

ACQUISITIONS

     In January 2000, we acquired ConnectInc.com, a provider of technology and services that dynamically connect buying and selling companies over the Internet. Under the terms of the Agreement and Plan of Merger dated November 19,1999, among ConnectInc.com and Calico Acquisition Corporation, approximately
1.4 million shares of Calico Common Stock were issued or reserved for issuance for all outstanding shares, options and warrants of ConnectInc.com. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of ConnectInc.com have been included in the Company's consolidated financial statements since the acquisition date. Of the total purchase price of $90.5 million, approximately $3.6 million was allocated to tangible assets acquired, offset by $5.4 million of liabilities assumed and the remainder was allocated to intangible assets including customer base of $150,000, in-place workforce of $2.6 million, in-process research and development of $230,000, existing technology of $5.0 million and goodwill of $84.2 million. The estimate of fair value of the net assets acquired is based on an independent appraisal and management estimates. The acquired in-process research and development was expensed in the period of acquisition. The other acquired intangible assets, excluding goodwill, will be amortized over their estimated useful lives of three years. Goodwill will be amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $7.7 million during the amortization period.

     In August 1998, we acquired all of the outstanding shares of FirstFloor, a developer and marketer of interactive marketing systems for business-to-business communications, in exchange for 1,248,423 shares of our Series D preferred stock, valued at $4.558 per share. In addition, we assumed all of the outstanding options to purchase FirstFloor common stock and converted them into options to acquire 47,203 shares of our Series D preferred stock. We accounted for the acquisition using the purchase method of accounting. Of the total purchase price, valued at approximately $6.1 million, approximately $1.8 million was allocated to in-process research and development and immediately charged to operations, $360,000 to tangible assets, $1.5 million to existing products and core technology, $2.0 million to liabilities assumed, and $4.3 million to goodwill. The intangible assets will be amortized over their estimated useful lives which range from seven to 48 months. We structured the acquisitions as a tax-free exchange of stock; therefore, the differences between the recognized fair values of acquired assets, including tangible and intangible assets, and their historical tax bases are not deductible for tax purposes.

RESULTS OF OPERATIONS

     The following table sets forth the periods indicated, the percentage of revenues represented by certain lines in our condensed consolidated statements of operations.

                                                              YEAR ENDED MARCH 31,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
Net revenue:
  License...................................................   48%     49%     59%
  Services..................................................   52      51      41
                                                              ---     ---     ---
          Total net revenue.................................  100     100     100
                                                              ---     ---     ---
Cost of net revenue:
  License...................................................    3       2       2
  Services..................................................   38      33      26
  Amortization of Intangibles...............................    2       4      --
                                                              ---     ---     ---
          Total cost of net revenue.........................   43      39      28
                                                              ---     ---     ---
Gross profit................................................   57      61      72
                                                              ---     ---     ---
Operating expenses:
  Sales and marketing.......................................   59      65      64
  Research and development..................................   43      27      28
  General and administrative................................   18      19      19
  Stock compensation........................................    4       9       7
  Acquired in-process research and development..............    1       9      --
  Amortization of goodwill..................................   16       3      --
                                                              ---     ---     ---
          Total operating expenses..........................  141     132     118
                                                              ---     ---     ---
Loss from operations........................................  (84)    (71)    (46)
Interest and other income, net..............................    6      --      --
                                                              ---     ---     ---
Net loss....................................................  (78)%   (71)%   (46)%
                                                              ===     ===     ===

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2000, 1999 AND 1998

REVENUE

     Total net revenue increased 66% to $35.6 million in fiscal 2000 from $21.4 million in fiscal 1999, which increased 81% from $11.9 million in fiscal 1998.

     LICENSE. License revenue increased 62% to $17.0 million in fiscal 2000 from $10.5 million in fiscal 1999, which increased 50% from $7.0 million in fiscal 1998. License revenue as a percentage of total net revenue was 48% in fiscal 2000, 49% in fiscal 1999 and 59% in fiscal 1998. The increase in license revenue in absolute dollars is attributable to an increase in the number of license transactions recognized during the period.

     SERVICES. Services revenue increased 70% to $18.6 million in fiscal 2000 from $10.9 million in fiscal 1999, which increased 123% from $4.9 million in fiscal 1998. Services revenue as a percentage of total net revenue was 52% in fiscal 2000, 51% in fiscal 1999 and 41% in fiscal 1998. The increase in services revenue in absolute dollars is attributable to an increase in the number and size of consulting engagements, as well as an increase in the installed base of customers and in the average size of maintenance contracts. During fiscal

2000, 70% of maintenance revenue came from initial maintenance contracts, with the remainder from maintenance renewals.

COST OF REVENUE

     LICENSE. Cost of license revenue increased 216% to $1.1 million in fiscal 2000 from $362,000 in fiscal 1999, which increased 37% from $265,000 in fiscal 1998. Cost of license revenue as a percentage of total net revenue was 3% in fiscal 2000, 2% in fiscal 1999 and 2% in fiscal 1998. The increase in cost of license revenue as a percentage of license revenue is due to royalties paid to third parties for embedded technology. Since it is our continuing strategy to license third-party technology for inclusion in our products, we expect the cost of license revenue as a percentage of license revenue to fluctuate or increase in future periods.

     SERVICES. Cost of services revenue increased 86% to $13.6 million in fiscal 2000 from $7.3 million in fiscal 1999, which increased 133% from $3.1 million in fiscal 1998. Cost of services revenue as a percentage of total net revenue was 38% in fiscal 2000, 33% in fiscal 1999 and 26% in fiscal 1998. The increase in cost of services revenue in absolute dollars is primarily due to costs associated with increased personnel in our services organization. The increase in cost of services revenue as a percentage of services revenue is primarily due to costs of contract personnel used to augment company services capacity, as well as investments in infrastructure and training to support our systems integrator partners.

     AMORTIZATION OF PURCHASED TECHNOLOGY. Expenses for amortization of purchased technology declined to $739,000 in fiscal 2000 from $817,000 in fiscal 1999. The decline is due to one of the two products acquired in the acquisition of FirstFloor being fully amortized, offset by the $278,000 of amortization related to the additional $5.0 million of existing technology acquired in the acquisition of ConnectInc.com.

OPERATING EXPENSES

     SALES AND MARKETING. Sales and marketing expenses increased 50% to $21.2 million in fiscal 2000 from $14.1 million in fiscal 1999, which increased 86% from $7.6 million in fiscal 1998. Sales and marketing expenses as a percentage of total net revenue was 59% in fiscal 2000, 65% in fiscal 1999 and 64% in fiscal 1998. Sales and marketing expenses increased in absolute dollars primarily due to increased personnel-related costs, resulting from our continued investment in the development of our domestic and international sales and marketing organizations. We intend to continue to expand our sales and marketing efforts, including an entry into Japan during fiscal 2001, and accordingly, expect sales and marketing expenses to increase in absolute dollars in future periods.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 170% to $15.3 million in fiscal 2000 from $5.7 million in fiscal 1999, which increased 70% from $3.3 million in fiscal 1998. Research and development expenses as a percentage of total net revenue was 43% in fiscal 2000, 27% in fiscal 1999 and 28% in fiscal 1998. Research and development expenses increased in absolute dollars and as a percentage of total net revenue as a result of the addition of engineering and product development personnel and consultants. Personnel-related expenses accounted for the majority of the increase in absolute dollars. We believe that continued investment in new product development is central to achieving our strategic objectives, and expect research and development expenses to increase in absolute dollars in future periods.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 57% to $6.3 million in fiscal 2000 from $4.0 million in fiscal 1999, which increased 79% from $2.2 million in fiscal 1998. General and administrative expenses as a percentage of total net revenue were 18% in fiscal 2000, 19% in fiscal 1999 and 19% in fiscal 1998. General and administrative expenses increased on an absolute basis as a result of increased personnel-related costs resulting from the growth of our finance, human resources and information systems staff, along with increased legal and financial advisory fees. General and administrative expenses declined slightly as a percentage of net revenues due primarily to higher sales growth. We expect general and administrative expenses to continue to increase in absolute dollars in future periods as we add personnel and incur costs to support the growth of our business.

     STOCK COMPENSATION. In connection with the granting of stock options to our employees, we recorded aggregate unearned compensation totaling $5.6 million through March 31, 2000. The unearned compensation represents the difference between the exercise price of stock option grants and the deemed fair value of our common stock at the time of the grants. Stock compensation expenses was $1.6 million in fiscal 2000, $2.0 million in fiscal 1999, and $780,000 in fiscal 1998. Stock compensation expenses as a percentage of total net revenue was 4% in fiscal 2000, 9% in fiscal 1999 and 7% in fiscal 1998.

     ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with our acquisition of ConnectInc.com, we ascribed $230,000 to three specific in-process research and development projects -- all additional features to be added to the MarketStream product -- which was charged to operations in the quarter ended March 31, 2000.

     To value the in-process technology, an independent third party appraiser used the income approach. Management estimated revenue that each in-process product will generate over its economic life. From this amount, a deduction was made for the revenue that is attributable to the previously existing technology. The result is the revenue attributable to in-process technology for each in-process product, which we used to apply the income approach. Cost of goods sold and estimated operating expenses were then deducted, a 40% corporate tax rate applied and finally the present value of the cash flow stream was calculated using a 35% discount rate.

     In connection with our acquisition of FirstFloor, we ascribed $1.8 million to two specific in-process research and development projects -- a marketing information delivery system and a personalization solution -- which was charged to operations in the quarter ended September 30, 1998.

     The amount of purchase price allocated to in-process research and development in the FirstFloor acquisition was determined using appropriate valuation techniques, including percentage-of-completion, which utilizes research and development cost metrics and key milestones to estimate the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the revenue expected to be generated from these projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. The remaining identified intangibles, including the value of acquired existing products and core technology, is amortized over the periods of benefit ranging from 7 to 48 months.

     AMORTIZATION OF GOODWILL. Amortization of goodwill expenses was $5.8 million in fiscal 2000 and $550,000 in fiscal 1999, reflecting the amortization of goodwill acquired as part of the FirstFloor and ConnectInc.com acquisitions.

INTEREST AND OTHER INCOME, NET

     Interest and other income, net was $2.4 million in fiscal 2000, ($23,000) in fiscal 1999, and ($41,000) in fiscal 1998. The increase is primarily due to interest earned on increased cash and equivalents balances as a result of our initial public offering.

INCOME TAXES

     No provision for federal and state income taxes was recorded for fiscal 1998, 1999 or 2000 because we incurred net operating losses in each of those periods.

     As of March 31, 2000, we had net operating loss carryforwards for federal income tax reporting purposes of $103.0 million that expire in various amounts beginning in fiscal 2004. We also had net operating loss carryforwards for state income tax reporting purposes of $65.7 million that expire in various amounts beginning in fiscal 2001. We had net deferred tax assets, including our net operating loss carryforwards and tax credits of $47.2 million as of March 31, 2000. A valuation allowance has been recorded for the net deferred tax asset balance as a result of uncertainties regarding the realization of the asset balance. See note 5 of the notes to the consolidated financial statements.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth our unaudited consolidated statement of operations data for each of the four quarters in the period ended March 31, 2000, as well as that data expressed as a percentage of our total net revenue for the quarters presented. We have prepared this unaudited consolidated information on a basis consistent with our audited consolidated financial statements, and in the opinion of our management, this information reflects all normal recurring adjustments necessary for a fair presentation of our operating results for the quarters presented. You should read this information in conjunction with our consolidated financial statements and related notes included elsewhere in this prospectus. You should not draw any conclusions about our future results from the operating results for any quarter.

                                                                         QUARTER ENDED
                                 ----------------------------------------------------------------------------------------------
                                 MAR. 31,    DEC. 31,    SEPT. 30,    JUNE 30,    MAR. 31,    DEC. 31,    SEPT. 30,    JUNE 30,
                                   2000        1999        1999         1999        1999        1998        1998         1998
                                 --------    --------    ---------    --------    --------    --------    ---------    --------
                                                                         (IN THOUSANDS)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Net revenue:
License........................  $  5,668    $ 4,403      $ 3,502     $ 3,457     $ 2,333     $ 2,560      $ 2,657     $ 2,932
Services.......................     5,627      4,317        4,674       3,976       3,427       3,155        2,628       1,721
                                 --------    -------      -------     -------     -------     -------      -------     -------
Total net revenue..............    11,295      8,720        8,176       7,433       5,760       5,715        5,285       4,653
Cost of net revenue:
License........................     1,055        455          236         137         463         350          265         101
Services.......................     4,344      3,078        3,473       2,660       2,127       2,036        1,742       1,367
                                 --------    -------      -------     -------     -------     -------      -------     -------
Total cost of net revenue......     5,399      3,533        3,709       2,797       2,590       2,386        2,007       1,468
                                 --------    -------      -------     -------     -------     -------      -------     -------
Gross profit...................     5,896      5,187        4,467       4,636       3,170       3,329        3,278       3,185
                                 --------    -------      -------     -------     -------     -------      -------     -------
Operating expenses:
Sales and marketing............     6,383      5,583        4,641       4,558       4,615       3,699        3,066       2,758
Research and development.......     4,981      3,899        3,801       2,666       1,789       1,684        1,232         972
General and administrative.....     1,051      1,875        1,900       1,452         954         934        1,459         641
Stock compensation.............       295        322          420         514         532         582          469         424
Acquired in-process research
  and development..............       230         --           --          --          --          --        1,840          --
Amortization of goodwill.......     5,066        236          236         240         238         234           78          --
                                 --------    -------      -------     -------     -------     -------      -------     -------
Total operating expenses.......    18,006     11,915       10,998       9,430       8,128       7,133        8,144       4,795
                                 --------    -------      -------     -------     -------     -------      -------     -------
Loss from operations...........   (12,110)    (6,728)      (6,531)     (4,794)     (4,958)     (3,804)      (4,866)     (1,610)
Interest and other income,
  net..........................     1,081      1,071           66          71           4          54          (46)        (35)
                                 --------    -------      -------     -------     -------     -------      -------     -------
Net loss.......................  $(11,029)   $(5,657)     $(6,465)    $(4,723)    $(4,954)    $(3,750)     $(4,912)    $(1,645)
                                 ========    =======      =======     =======     =======     =======      =======     =======
AS A PERCENTAGE OF TOTAL NET
  REVENUE:
Net revenue:
License........................        50%        50%          43%         47%         41%         45%          50%         63%
Services.......................        50         50           57          53          59          55           50          37
                                 --------    -------      -------     -------     -------     -------      -------     -------
Total net revenue..............       100        100          100         100         100         100          100         100
                                 --------    -------      -------     -------     -------     -------      -------     -------
Cost of net revenue:
License........................         9          5            3           2           8           6            5           2
Services.......................        39         35           42          36          37          36           33          30
                                 --------    -------      -------     -------     -------     -------      -------     -------
Total cost of net revenue......        48         40           45          38          45          42           38          32
                                 --------    -------      -------     -------     -------     -------      -------     -------
Gross profit...................        52         60           55          62          55          58           62          68
                                 --------    -------      -------     -------     -------     -------      -------     -------
Operating expenses:
Sales and marketing............        56         64           57          61          80          65           58          59
Research and development.......        44         45           47          36          31          29           23          21
General and administrative.....         9         21           23          20          17          17           28          14
Stock compensation.............         3          4            5           7           9          10            9           9
Acquired in-process research
  and development..............         2         --           --          --          --          --           35          --
Amortization of goodwill.......        45          3            3           3           4           4            1          --
                                 --------    -------      -------     -------     -------     -------      -------     -------
Total operating expenses.......       159        137          135         127         141         125          154         103
                                 --------    -------      -------     -------     -------     -------      -------     -------
Loss from operations...........      (107)       (77)         (80)        (65)        (86)        (67)         (92)        (35)
Interest and other income,
  net..........................         9         12            1           1          --           1           (1)         --
                                 --------    -------      -------     -------     -------     -------      -------     -------
Net loss.......................       (98)%      (65)%        (79)%       (64)%       (86)%       (66)%        (93)%       (35)%
                                 ========    =======      =======     =======     =======     =======      =======     =======

     Total net revenue has increased in each of the quarters presented, representing a general increase in the number of customers added during each quarter, the number of consulting engagements in process during each quarter, the overall installed base of maintenance customers, and as a result of our acquisition of ConnectInc. Services revenue increased substantially in the quarter ended September 30, 1999 then declined in the quarter ended December 31, 1999, due to a significant implementation project in the September quarter.

     Cost of license revenue increased sequentially in all quarters due an increase in the number of products containing embedded technology, and the increase in the sales of those products. Cost of services increased significantly in the quarter ended September 30, 1999, then declined in the following quarter. This is due to outside contractor staffing due in part to the significant implementation project mentioned above.

     Sales and marketing expenses increased in all quarters due to increases in sales and marketing headcount, marketing program expenditures, and commissions expenses associated with higher sales results. Research and development increased in all quarters due to increased product development headcount and consulting expenses.

     General and administrative expenses increased in the three quarters ending December 31, 1999, due to increases in finance, legal and administrative staff and costs associated with being a public company. General and administrative expenses declined in the quarter ended March 31, 2000, due to the reversal of a portion of our bad debt reserve.

     Interest and other income increased sequentially due to an increase in our cash and equivalents balances as a result of our October 1999 IPO, as well as increased interest rates earned.

     Our quarterly operating results have varied significantly in the past and we expect that they will vary significantly from quarter to quarter in the future. These variations are caused by a number of factors, including the length of our sales cycle, demand for and market acceptance of our products and services, the timing of orders and deployment of our products and services, the impact of our revenue recognition policies, changes in technology and changes caused by the rapidly evolving electronic commerce market.

     As a result of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful and are not a good predictor of our future performance. Our operating results may be below the expectations of public market analysts and investors in future quarters, which could cause volatility in the price of our stock.

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

     As of March 31,2000, we had $25.9 million of cash and cash equivalents, $49.9 million of short-term investments and $5.4 million of long-term investments, compared with $15.4 million of cash and cash equivalents as of March 31, 1999. Cash used in operating activities was $17.7 million in the year ended March 31, 2000 and $7.4 million in the year ended March 31, 1999. Cash used in operations resulted primarily from net losses net of non-cash expenses including depreciation and stock compensation, and increases in our accounts receivable, offset in part by the growth in accounts payable and accrued liabilities.

     Net cash used in investing activities of $1.8 million for the year ended March 31, 1999, related to purchases of computer equipment and to a lesser extent software and office furniture to support our expanding operations. Net cash used in investing activities was $56.8 million for the year ended March 31, 2000, primarily related to the purchases of investments and capital equipment, offset by sales of investments and net cash from the acquisition of ConnectInc.com.

     Financing activities provided net cash of $22.1 million for the year ended March 31, 1999 and $84.9 million in the year ended March 31, 2000. Financing activities consisted primarily of the sale of our common and preferred stock, including $83.9 million received from our initial public offering and simultaneous private placements. We have also used debt and leases to partially finance our operations and capital purchases. At March 31, 2000 we also had $2.7 million in current and non-current debt as well as $381,000 in current and non-current capital lease obligations.

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

     In September 1999, we entered into a commitment with the bank issuing the variable rate installment notes described above in connection with a proposed $3.0 million equipment financing credit line expiring June 30, 2000. Each advance bears interest at the bank's prime rate plus 0.5% per year, with principal to be repaid in 36 equal monthly installments. The bank advanced us $1.0 million under this commitment on September 30, 1999, $800,000 on December 30, 1999, and $343,000 on March 31, 2000. In September 1999 we issued warrants to the bank to purchase 5,263 shares of common stock at $9.50 per share in connection with this commitment.

     This commitment requires us to meet certain monthly and quarterly financial tests, including minimum operating results and certain liquidity, leverage and debt service ratios. All previous agreements with the above financial institution are now under these same covenants. At March 31, 2000 we were in compliance with all of the financial covenants.

     In September 1999, we entered into a new office lease for our corporate headquarters, as the previous sub-lease had expired. At March 31, 2000, we had noncancelable operating leases for office space and equipment of approximately $11.2 million, which are payable through fiscal 2005.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE RATE SENSITIVITY

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

     We do not use derivative financial instruments for speculative purposes. We do not engage in exchange rate hedging or hold or issue foreign exchange contracts for trading purposes. We do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in the United Kingdom and conduct transactions in the local currency. To date, the impact of fluctuations in the relative fair value of other currencies has not been material.

INTEREST RATE SENSITIVITY

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

     At March 31, 2000, we had cash, cash equivalents , short term investments and long term investments of $81.2 million, compared to $15.4 million at March 31, 1999, which consisted of cash, money market funds, corporate notes and corporate, municipal and other government agency bonds. These investments may be subject to interest rate risk and will decrease in value if market interest rates decrease. A hypothetical increase or decrease in market interest rates by 10 percent from the market interest rates at March 31, 2000 would cause interest income to change by $517,000. Declines in interest rates over time will, however, reduce our interest income and interest expense.

EQUITY PRICE RISK

     We do not own any significant equity investments. Therefore, we believe we are not currently exposed to any direct equity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  ANNUAL FINANCIAL STATEMENTS

     The financial statements and supplementary data required by this Item 8 are listed in Item 14(a)(1) and begin at page F-1 of this report.

  SELECTED QUARTERLY RESULTS OF OPERATIONS

     The Selected Quarterly Results of Operations required by this Item 8 are included in Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  DIRECTORS

     Information with respect to directors may be found in the section captioned "Election of Directors" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

  EXECUTIVE OFFICERS

     Information with respect to executive officers may be found in the section captioned "Executive Officers" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to directors may be found in the section captioned "Executive Compensation" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to directors may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to directors may be found in the section captioned "Certain Relationships and Related Transactions" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1. FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Consolidated Balance Sheet..................................  F-3
Consolidated Statement of Operations........................  F-4
Consolidated Statement of Stockholders' Equity (Deficit)....  F-5
Consolidated Statement of Cash Flows........................  F-6
Notes to Consolidated Financial Statements..................  F-7

     2. FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statement notes thereto.

     3. EXHIBITS

     The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
     2.1**   Agreement and Plan of Reorganization dated as of June 23,
             1998 by and among Calico Technology, Inc., Calico
             Acquisition Corporation, FirstFloor Software, Inc., Certain
             Shareholders of FirstFloor Software, Inc., and Certain
             Shareholders of Calico Technology, Inc.
     2.2**   Form of Agreement and Plan of Merger between Calico
             Technology, Inc., a California corporation, and Calico
             Commerce, Inc., a Delaware corporation
     2.3*    Agreement and Plan of Merger dated as of November 19, 1999 by and between Calico Commerce, Inc., ConnectInc.com, Co., and Calico Acquisition, Inc.
     3.1**   Certificate of Incorporation
     3.2**   Bylaws
    10.1**   Office Lease between Metropolitan Life Insurance Company and
             Calico Commerce, Inc. dated as of August 18, 1999
    10.2**   1997 Stock Option Plan and forms of agreements thereunder
    10.3**   1995 Stock Option Plan and forms of agreements thereunder
    10.4**   1999 Employee Stock Purchase Plan
    10.5**   Form of Indemnity Agreement for directors and officers
    10.6**   Investors' Rights Agreement, dated as of May 26, 1995, as
             amended, among Calico Technology, Inc. William G. Paseman, and the persons identified on the schedules attached thereto
    10.7**   Loan Agreement dated as of January 21, 1997, between Calico
             Technology, Inc. and Venture Lending and Leasing, Inc.
    10.8**   Four Variable Rate Installment Notes between Calico
             Technology, Inc. and Comerica Bank -- California
    10.9**   Common Stock Purchase Agreement dated September 3, 1999
             between Calico Commerce, Inc. and Dell U.S.A., L.P.
    10.10**  Letter Agreement between Andersen Consulting LLP and Calico
             Commerce, Inc. dated September 17, 1999
    10.11**  Common Stock Purchase Agreement dated September 29, 1999 between Calico Commerce, Inc. and AC II Technology (ACT II)
             B.V.
    10.12**  Amendment Number Nine to Investors' Rights Agreement dated
             September 28, 1999
    10.13    2000 Non-officer Stock Option Plan
    10.14+   Software License Agreement dated April 27, 1999 as amended
             October 28, 1999, between Calico Commerce, Inc. and
             WebXpress, A BEA Company
    21.1     List of Subsidiaries
    23.1     Consent of PricewaterhouseCoopers LLP, Independent
             Accountants
    27.1     Financial Data Schedule (in EDGAR format only)

---------------
* Incorporated by reference to Calico's Current Report on Form 8-K filed November 29, 1999

** Incorporated by reference to Calico's Registration Statement on Form S-1, as amended (File No. 333-82907)

+ Confidential treatment has been requested for certain portions of this exhibit. The omitted portions have been separately filed with the Commission.

(b) REPORTS ON FORM 8-K

     Report on Form 8-K dated November 19, 1999 regarding the acquisition of ConnectInc.com, Co., as filed with the Securities and Exchange Commission on November 29, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 28, 2000                            /s/ ARTHUR F. KNAPP, JR.
                                          --------------------------------------
                                                   Arthur F. Knapp, Jr.
                                            Vice President and Chief Financial
                                                         Officer
                                           (Principal Financial and Accounting
                                                         Officer)

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alan Naumann and Arthur F. Knapp, Jr., and each of them, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----
                 /s/ ALAN P. NAUMANN                     President, Chief Executive       June 28, 2000
-----------------------------------------------------       Officer and Director
                   Alan P. Naumann

              /s/ ARTHUR F. KNAPP, JR.                    Vice President and Chief        June 28, 2000
-----------------------------------------------------         Financial Officer
                Arthur F. Knapp, Jr.

               /s/ WILLIAM G. PASEMAN                    Vice President Research and      June 28, 2000
-----------------------------------------------------          Development and
                 William G. Paseman                         Chairman of the Board

               /s/ JOSEPH B. COSTELLO                             Director                June 28, 2000
-----------------------------------------------------
                 Joseph B. Costello

                /s/ JOEL P. FRIEDMAN                              Director                June 28, 2000
-----------------------------------------------------
                  Joel P. Friedman

               /s/ BERNARD J. LACROUTE                            Director                June 28, 2000
-----------------------------------------------------
                 Bernard J. Lacroute

                /s/ WILLIAM D. UNGER                              Director                June 28, 2000
-----------------------------------------------------
                  William D. Unger

                             CALICO COMMERCE, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
CALICO COMMERCE, INC. CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Accountants...........................  F-2
Consolidated Balance Sheet..................................  F-3
Consolidated Statement of Operations........................  F-4
Consolidated Statement of Stockholders' Equity (Deficit)....  F-5
Consolidated Statement of Cash Flows........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Calico Commerce, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) on page 36 present fairly, in all material respects, the financial position of Calico Commerce, Inc. and its subsidiaries at March 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
June 28, 2000

                             CALICO COMMERCE, INC.

                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
Current assets:
  Cash and cash equivalents.................................  $ 25,917    $15,441
  Short-term investments....................................    49,923         --
  Accounts receivable, net..................................    10,829      7,443
  Other current assets......................................     2,568      1,417
                                                              --------    -------
          Total current assets..............................    89,237     24,301
Long-term investments.......................................     5,377         --
Property and equipment, net.................................     4,462      2,532
Intangible and other assets, net............................    89,584      4,535
                                                              --------    -------
                                                              $188,660    $31,368
                                                              ========    =======

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $  4,152    $ 1,728
  Accrued liabilities.......................................    11,641      5,448
  Deferred revenue..........................................     5,802      6,054
  Current portion of notes payable..........................     1,255        628
  Current portion of capital lease obligations..............       275        256
                                                              --------    -------
          Total current liabilities.........................    23,125     14,114
Notes payable, non-current..................................     1,413        700
Capital lease obligations, non-current......................       106        177
Other liabilities...........................................        32        622
                                                              --------    -------
                                                                24,676     15,613
                                                              --------    -------
Mandatorily Redeemable Convertible Preferred Stock..........        --     32,535
                                                              --------    -------

Commitments and contingencies (Notes 10)

Stockholders' equity (deficit):
  Preferred Stock; $0.001 par value; 15,000 shares
     authorized; no shares issued and outstanding...........        --         --
  Common Stock; $0.001 par value; 150,000 shares authorized;
     34,942, and 11,436 shares issued and outstanding.......        35         11
  Additional paid-in capital................................   224,587     17,877
  Notes receivable from stockholders........................    (1,752)    (2,211)
  Unearned compensation.....................................    (1,228)    (2,779)
  Accumulated other comprehensive loss......................      (179)        --
  Accumulated deficit.......................................   (57,479)   (29,678)
                                                              --------    -------
          Total stockholders' equity (deficit)..............   163,984    (16,780)
                                                              --------    -------
                                                              $188,660    $31,368
                                                              ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             CALICO COMMERCE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED MARCH 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------    -------
Net revenue:
  License...................................................  $ 17,030    $ 10,482    $ 6,965
  Services..................................................    18,594      10,931      4,894
                                                              --------    --------    -------
          Total net revenue.................................    35,624      21,413     11,859
                                                              --------    --------    -------
Cost of net revenue:
  License...................................................     1,882       1,179        265
  Services..................................................    13,555       7,272      3,115
                                                              --------    --------    -------
          Total cost of net revenue.........................    15,437       8,451      3,380
                                                              --------    --------    -------
Gross profit................................................    20,187      12,962      8,479
                                                              --------    --------    -------
Operating expenses:
  Sales and marketing.......................................    21,166      14,138      7,593
  Research and development..................................    15,347       5,677      3,342
  General and administrative................................     6,278       3,988      2,222
  Stock compensation........................................     1,551       2,007        780
  Acquired in-process research and development..............       230       1,840         --
  Amortization of intangibles...............................     5,778         550         --
                                                              --------    --------    -------
          Total operating expenses..........................    50,350      28,200     13,937
                                                              --------    --------    -------
Loss from operations........................................   (30,163)    (15,238)    (5,458)
Interest expense............................................      (222)       (314)      (154)
Interest income and other...................................     2,584         291        113
                                                              --------    --------    -------
Net loss....................................................  $(27,801)   $(15,261)   $(5,499)
                                                              ========    ========    =======
Net loss per share:
  Basic and diluted.........................................  $  (1.36)   $  (2.25)   $ (1.08)
                                                              ========    ========    =======
  Weighted average shares...................................    20,450       6,775      5,075
                                                              ========    ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             CALICO COMMERCE, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                                                    ACCUMULATED
                                                                          NOTES                                        OTHER
                                         COMMON STOCK     ADDITIONAL    RECEIVABLE                                 COMPREHENSIVE
                                        ---------------    PAID-IN         FROM         UNEARNED     ACCUMULATED      INCOME
                                        SHARES   AMOUNT    CAPITAL     STOCKHOLDERS   COMPENSATION     DEFICIT        (LOSS)
                                        ------   ------   ----------   ------------   ------------   -----------   -------------
Balance at March 31, 1997.............   6,857    $ 6      $    224      $  (166)       $    --       $ (8,918)        $  --
Exercise of stock options.............   2,936      3           707         (574)            --             --            --
Repayments of notes receivable........      --     --           (16)          28             --             --            --
Issuance of Common Stock..............       8     --             2           --             --             --            --
Repurchase of Common Stock............    (303)    --            (5)          --             --             --            --
Unearned compensation.................      --     --         2,746           --         (2,746)            --            --
Amortization of unearned
  compensation........................      --     --            --           --            780             --            --
Net loss..............................      --     --            --           --             --         (5,499)           --
                                        ------    ---      --------      -------        -------       --------         -----
Balance at March 31, 1998.............   9,498      9         3,658         (712)        (1,966)       (14,417)           --
Exercise of stock options.............   1,526      2         1,811       (1,660)            --             --            --
Issuance of Common Stock..............   1,053      1         9,999           --             --             --            --
Repayments of notes receivable........      --     --           (92)         161             --             --            --
Repurchase of Common Stock............    (641)    (1)         (501)          --             --             --            --
Issuance of Common Stock options to
  non-employees.......................      --     --           148           --             --             --            --
Unearned compensation.................      --     --         2,854           --         (2,854)            --            --
Amortization of unearned
  compensation........................      --     --            --           --          2,041             --            --
Net loss..............................      --     --            --           --             --        (15,261)           --
                                        ------    ---      --------      -------        -------       --------         -----
Balance at March 31, 1999.............  11,436     11        17,877       (2,211)        (2,779)       (29,678)           --
Exercise of stock options.............     584      1         1,905         (285)            --             --            --
Repurchase of Common Stock............    (488)    --          (217)         216             --             --            --
Repayments of notes receivable........      --     --            --          528             --             --            --
Issuance of Common Stock Options to
  non-employees.......................      --     --            83           --             --             --            --
Issuance of warrants..................      --     --           232           --             --             --            --
Exercise or warrants..................     129     --            --           --             --             --            --
Issuance of Common Stock in initial
  public offering.....................   6,443      6        81,709           --             --             --            --
Issuance of Common Stock in business
  combination.........................   1,206      1        79,741           --             --             --            --
Issuance of options assumed in
  business combination................      --     --        10,722           --             --             --            --
Conversion of Preferred Stock to
  Common Stock upon initial public
  offering............................  15,632     16        32,536           --             --             --            --
Amortization of unearned
  compensation........................      --     --            --           --          1,551             --            --
Accumulated other Comprehensive
  loss................................      --     --            --           --             --             --          (179)
Net loss..............................      --     --            --           --             --        (27,801)           --
                                        ------    ---      --------      -------        -------       --------         -----
Comprehensive loss....................      --     --            --           --             --        (57,479)         (179)
                                        ------    ---      --------      -------        -------       --------         -----
Balance at March 31, 2000.............  34,942    $35      $224,587      $(1,752)       $(1,228)      $(57,479)        $(179)
                                        ======    ===      ========      =======        =======       ========         =====


                                             TOTAL
                                         STOCKHOLDERS'
                                        (DEFICIT) EQUITY
                                        ----------------
Balance at March 31, 1997.............      $ (8,854)
Exercise of stock options.............           136
Repayments of notes receivable........            12
Issuance of Common Stock..............             2
Repurchase of Common Stock............            (5)
Unearned compensation.................            --
Amortization of unearned
  compensation........................           780
Net loss..............................        (5,499)
                                            --------
Balance at March 31, 1998.............       (13,428)
Exercise of stock options.............           153
Issuance of Common Stock..............        10,000
Repayments of notes receivable........            69
Repurchase of Common Stock............          (502)
Issuance of Common Stock options to
  non-employees.......................           148
Unearned compensation.................            --
Amortization of unearned
  compensation........................         2,041
Net loss..............................       (15,261)
                                            --------
Balance at March 31, 1999.............       (16,780)
Exercise of stock options.............         1,621
Repurchase of Common Stock............            (1)
Repayments of notes receivable........           528
Issuance of Common Stock Options to
  non-employees.......................            83
Issuance of warrants..................           232
Exercise or warrants..................            --
Issuance of Common Stock in initial
  public offering.....................        81,715
Issuance of Common Stock in business
  combination.........................        79,742
Issuance of options assumed in
  business combination................        10,722
Conversion of Preferred Stock to
  Common Stock upon initial public
  offering............................        32,552
Amortization of unearned
  compensation........................         1,551
Accumulated other Comprehensive
  loss................................          (179)
Net loss..............................       (27,801)
                                            --------
Comprehensive loss....................       (57,658)
                                            --------
Balance at March 31, 2000.............      $163,984
                                            ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             CALICO COMMERCE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEAR ENDED MARCH 31,
                                                              --------------------------------
                                                                2000         1999       1998
                                                              ---------    --------    -------
Cash flows from operating activities:
  Net loss..................................................  $ (27,801)   $(15,261)   $(5,499)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Provision for doubtful accounts.........................        102         200        200
    Provision for sales returns.............................        261         330        200
    Depreciation, amortization and other....................      8,491       2,641        664
    Stock compensation and other............................      1,866       2,189        780
    Loss on disposal of assets..............................         36         260         --
    Acquired in-process research and development............        230       1,840         --
    Changes in assets and liabilities, net of acquisition:
      Accounts receivable...................................     (2,913)     (4,904)    (2,248)
      Other current assets..................................     (1,131)     (1,072)      (103)
      Accounts payable......................................      2,282         531        406
      Accrued liabilities...................................      1,437       2,662      1,202
      Deferred revenue......................................       (487)      3,130      1,062
      Other liabilities.....................................        (59)         91         --
                                                              ---------    --------    -------
         Net cash used in operating activities..............    (17,686)     (7,363)    (3,336)
                                                              ---------    --------    -------
Cash flows from investing activities:
  Purchases of property and equipment.......................     (3,696)     (1,829)    (1,403)
  Purchases of investments..................................   (100,550)         --         --
  Maturity of investments...................................     45,071          --         --
  Deposits..................................................       (184)         --         --
  Acquisition, net of cash acquired.........................      2,601          --         --
                                                              ---------    --------    -------
         Net cash used in investing activities..............    (56,758)     (1,829)    (1,403)
                                                              ---------    --------    -------
Cash flows from financing activities:
  Proceeds from initial public offering, net of issuance
    cost....................................................     81,715          --         --
  Proceeds from issuance of Common Stock, net of issuance
    cost....................................................      1,605      10,153        133
  Common stock repurchases..................................       (135)       (502)        --
  Proceeds from repayments of stockholder loans.............        662          69         12
  Proceeds from issuance of preferred stock, net of issuance
    cost....................................................         16      12,217      4,952
  Proceeds from issuance of notes payable...................      2,143         763        443
  Repayments of notes payable...............................       (803)       (409)      (144)
  Principal payments under capital lease obligations........       (283)       (172)       (64)
                                                              ---------    --------    -------
         Net cash provided by financing activities..........     84,920      22,119      5,332
                                                              ---------    --------    -------
Net increase in cash and cash equivalents...................     10,476      12,927        593
Cash and cash equivalents at beginning of period............     15,441       2,514      1,921
                                                              ---------    --------    -------
Cash and cash equivalents at end of period..................  $  25,917    $ 15,441    $ 2,514
                                                              =========    ========    =======
Supplemental cash flow disclosures:
  Cash paid for interest....................................  $     222    $    192    $   154
                                                              =========    ========    =======
Non-cash transactions:
  Issuance of Common Stock for notes receivable.............  $     285    $  1,660    $   574
                                                              =========    ========    =======
  Cancellation of notes receivable related to forfeited
    unvested restricted Common Stock........................  $     216    $     92    $    16
                                                              =========    ========    =======
  Equipment acquired through capital lease obligations......  $      --    $    136    $    --
                                                              =========    ========    =======
  Issuance of Series B Mandatorily Redeemable Convertible
    Preferred Stock warrants................................  $            $     --    $    53
                                                              =========    ========    =======
Acquired net assets associated with acquisitions included:
  Fair value of tangible assets.............................  $   3,648    $    360
  Fair value of existing products and core technology.......      5,000       1,547
  Acquired in-process research and development..............        230       1,840
  Goodwill, customer base and in-place workforce............     86,965       4,266
  Fair value of liabilities assumed.........................     (5,363)     (1,951)
                                                              ---------    --------
                                                              $  90,480    $  6,062
                                                              =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             CALICO COMMERCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

     Calico Commerce, Inc. ("Calico" or the "Company") was incorporated on April 14, 1994 as an S-corporation. In May 1995, the Company was reorganized as a C-corporation under California law.

     Calico Commerce, Inc., headquartered in San Jose, California, provides software and services that enable companies to interact directly with their customers over the Internet, intranets, extranets, and corporate networks, and accessed through desktop and mobile computers and retail kiosks to improve the interactive buying and selling of complex products and services.

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

REINCORPORATION

     In September 1999, the Company reincorporated in the State of Delaware. As a result of the reincorporation, the Company is authorized to issue 150,000,000 shares of $0.001 par value Common Stock and 15,000,000 shares of $0.001 par value Preferred Stock. The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. Share and per share information for each of the three years in the period ended March 31, 2000 have been retroactively adjusted to reflect the reincorporation.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Calico Technology UK Limited, which commenced operations in April 1998, FirstFloor Software, Inc ("FirstFloor") and ConnectInc.com, Co ("Connect"). All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH, CASH EQUIVALENTS AND INVESTMENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, high quality money market funds and commercial paper.

     All other investments are classified as either short-term or long-term investments. Short-term investments consist of municipal bonds, corporate bonds, commercial paper and government agencies coupon bonds. Long-term investments consist of corporate bonds.

     Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. At March 31, 2000, all investment securities

                             CALICO COMMERCE, INC.

were designated as available-for-sale. Available-for-sale securities are carried at fair value, using available market information and appropriate valuation methodologies, with unrealized gains and losses reported in stockholder' equity (deficit).

     Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the statement of income. The cost of securities is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

     At March 31, 2000, the Company's available-for-sale securities consist of the following: Commercial paper $14,256,000, corporate bonds $19,272,000, municipal bonds $28,729,000, government agencies coupon bonds $5,000,000, and money market funds of $438,000. Of these securities, $14,495,000, $49,923,000 and $3,277,000 million were classified as cash equivalent, short-term investments and long term investments, respectively.

     At March 31, 2000, the difference between the fair value and the amortized cost of available-for-sale securities was $179,000, which has been recorded in other comprehensive loss in stockholders' (deficit) equity. For the year ended March 31, 2000, there were no realized gains or losses.

     In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company uses the cost method to account for investments in which it holds a minority interest and does not exercise significant influence.

RESTRICTED CASH

     At March 31, 2000, investment balances of approximately $800,000 were restricted from withdrawal and held by a bank in the form of certificates of deposit. These certificates serve as collateral supporting a lease for facilities and are classified as other long term assets.

CONCENTRATION OF CREDIT RISK AND BUSINESS RISK

     Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and accounts receivable. The Company by policy and practice maintains its cash and cash equivalents with financial institutions the Company believes are of high credit quality. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company generally requires no collateral from its customers. To reduce its risk, the Company periodically reviews the credit worthiness of its customers and establishes reserves for potential credit losses. To date such losses have been within management's estimations.

     At March 31, 2000 two customers represented 11% and 9%, respectively, of gross accounts receivable. At March 31, 1999, three customers represented 32%, 12% and 11%, respectively, of gross accounts receivable. At March 31, 1998, three customers represented 27%, 14% and 12%, respectively, of gross accounts receivable.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. Notes payable are carried at cost, which approximates fair value due to the proximity of the implicit rate of these financial instruments and the prevailing market rates for similar instruments.

                             CALICO COMMERCE, INC.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; generally two to five years. The cost of equipment acquired under a capital lease is amortized over the shorter of the life of the lease, or the estimated useful life of the assets. Maintenance and repairs are charged to operations as incurred and major improvements are capitalized. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts with any gain or loss realized upon sale or disposal credited or charged to operations, respectively.

INTANGIBLE ASSETS

     Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the identifiable net assets acquired and is amortized using the straight-line method over estimated useful lives ranging from three to four years. Acquired in-place workforce and customer base is amortized over the benefit of three years. Acquired existing products and core technology have been and are being amortized over the period of benefit ranging from seven to 36 months and is classified as a component of cost of license revenue.

VALUATION OF LONG-LIVED ASSETS

     The Company periodically evaluates the carrying value of its long-lived assets, including, but not limited to, property and equipment, goodwill, and other assets. The carrying value of a long-lived asset is considered impaired when the undiscounted cash flow from such asset is separately identifiable and is estimated to be less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the involved asset. Losses on long-lived assets to be disposed of would be determined in a similar manner, except that fair market values would be reduced by the cost of disposal.

FOREIGN CURRENCY TRANSLATION

     The Company's functional currency is the United States dollar, except as noted below. Foreign denominated non-monetary assets, liabilities and operating items of the Company are measured in United States dollars at the exchange rate prevailing at the respective transaction dates. Monetary assets and liabilities denominated in foreign currencies are measured at exchange rates prevailing at the balance sheet date. Resulting remeasurement adjustments are included in the consolidated statements of operations, and were not significant during any of the periods presented.

     The functional currency of the Company's subsidiary in the United Kingdom is the local currency, the United Kingdom Pound. Accordingly, the Company applies the current exchange rate to translate the subsidiary's assets and liabilities and weighted average exchange rate to translate the subsidiary's revenues, expenses, gains and losses into United States dollars. Translation adjustments are included as a separate component of comprehensive income within stockholders' equity (deficit) in the accompanying consolidated financial statements.

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

                             CALICO COMMERCE, INC.

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

     Maintenance contracts include the right to unspecified upgrades and ongoing support. Maintenance revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related contract, which is typically one year. License and services revenue on contracts involving significant implementation, customization or services which are essential to the functionality of the software is recognized over the period of each engagement, primarily using the percentage-of-completion method. Labor hours incurred is generally used as the measure of progress towards completion. Revenue for these arrangements is classified as license revenue and services revenue based upon our estimates of fair value for each element and recognizes the revenue based on the percentage-of-completion ratio for the arrangement. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated.

     Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenue. Amounts recognized as revenue in advance of billing (typically under percentage-of-completion accounting) are recorded as unbilled receivables.

RESEARCH AND DEVELOPMENT COSTS

     Expenditures for research and development are charged to expense as incurred. Under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" certain software development costs are capitalized after technological feasibility has been established. Development costs incurred in the period between achievement of technological feasibility, which the Company defines as the establishment of a working model and until the general availability of such software to customers, have been insignificant. Accordingly, the Company has not capitalized any software development costs to date.

STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. Unearned compensation is amortized and expensed in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28. ("FIN 28") The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

     The Company uses the Black-Scholes option pricing model to value options granted to consultants. The related expense is recorded on the option grant date as the options are fully vested and earned at such time.

                             CALICO COMMERCE, INC.

ADVERTISING EXPENSE

     Advertising costs are expensed as incurred and totaled $842,000, $339,000 and $92,000 during the years ended March 31, 2000, 1999 and 1998, respectively.

INCOME TAXES

     Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

COMPREHENSIVE INCOME (LOSS)

     Comprehensive income is defined as a change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net loss and comprehensive income (loss) for the Company arises from foreign currency translation adjustments and unrealized gains/(losses) on securities. Comprehensive income is shown in the statement of stockholders' equity. As of March 31, 2000, the accumulated other comprehensive income (loss) consisted of $179,000 of unrealized loss on securities. In the years ended March 31, 1999 and 1998, the Company did not have significant transactions that were required to be reported in comprehensive income (loss).

NET LOSS PER SHARE

     Basic net loss per share is computed by dividing the net loss available to Common Stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of Common Stock and potential shares of Common Stock outstanding during the period. The calculation of diluted net loss per share excludes potential shares of Common Stock if the effect is anti-dilutive. Potential shares of Common Stock consist of unvested restricted Common Stock, incremental shares of Common Stock issuable upon the exercise of stock options and warrants and shares issuable upon conversion of the Series A, Series B, Series C, Series D and Series E Mandatorily redeemable Convertible Preferred Stock prior to their conversion to common stock and warrants upon the initial public offering.

                             CALICO COMMERCE, INC.

     The following table sets forth the computation of basic and diluted net loss per share and the pro forma basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                           YEAR ENDED MARCH 31,
                                                      -------------------------------
                                                        2000        1999       1998
                                                      --------    --------    -------
Numerator:
  Net loss..........................................  $(27,801)   $(15,261)   $(5,499)
                                                      ========    ========    =======
Denominator:
  Weighted average shares...........................    22,352      10,392      8,132
  Weighted average unvested shares of Common Stock
     subject to repurchase..........................    (1,902)     (3,617)    (3,057)
                                                      --------    --------    -------
  Denominator for basic and diluted calculation.....    20,450       6,775      5,075
                                                      ========    ========    =======
Net loss per share:
  Basic and diluted.................................  $  (1.36)   $  (2.25)   $ (1.08)
                                                      ========    ========    =======

     The above table reflects the restated weighted average shares for the year ended March 31, 1999 to reflect 1,052,632 shares sold to a private investor in March 1999. Using these shares, the previously reported net loss per share for that quarter would have been $2.25 instead of the $2.27 shown in the Company's S-1 registration statement.

     The following table sets forth potential shares of Common Stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

                                                              YEAR ENDED MARCH 31,
                                                            -------------------------
                                                            2000      1999      1998
                                                            -----    ------    ------
Weighted average effect of Common Stock equivalents:
  Series A Preferred Stock................................     --     6,000     6,000
  Series B Preferred Stock................................     --     3,600     3,600
  Series C Preferred Stock................................     --     2,083     1,441
  Series D Preferred Stock................................     --       766        --
  Series E Preferred Stock................................     --     1,530        --
  Common Stock warrants...................................     79       133       124
  Preferred Stock options.................................     --        24        --
  Unvested shares of Common Stock subject to repurchase...  1,902     3,617     3,057
  Common Stock options....................................  5,813     2,245     1,646
                                                            -----    ------    ------
                                                            7,794    19,998    15,868
                                                            =====    ======    ======

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation, and disclosure or revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company will adopt SAB No. 101 in the fiscal quarter ended March 31, 2001. Management believes the impact of SAB No. 101 will not have a material effect on the financial position or results of operations of the Company.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established accounting and

                             CALICO COMMERCE, INC.

reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting with Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement 133" ("SFAS No. 137"). SFAS No. 137 deferred the effective date of until the first fiscal quarter of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in its quarter ended June 30, 2002. The Company has not engaged in hedging activities or invested in derivative instruments and accordingly, does not believe implementation of SFAS No. 133 will have a material effect on its financial statements.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25" ("FIN 44"). The Interpretation clarifies the definition of employees for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes the adoption of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

NOTE 2 -- ACQUISITIONS:

CONNECTINC.COM

     On January 31, 2000, the Company completed the acquisition of Connect, a provider of technology and services that dynamically connect buying and selling companies over the Internet. Under the terms of the Agreement and Plan of Merger dated November 19,1999, among Connect and Calico Acquisition Corporation, approximately 1.4 million shares of Calico Common Stock were issued or reserved for issuance for all outstanding shares, options and warrants of Connect. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Connect have been included in the Company's consolidated financial statements since the acquisition date.

     The purchase consideration included 1,206,363 shares of Common Stock valued at approximately $79,741,000. In addition, all of the outstanding stock options granted under the Connect Stock Option Plans were converted at the ratio of
0.081 into stock options to purchase 219,717 shares of the Company's Common Stock. The Black-Scholes option pricing model was used to determine the fair value of the converted options. The fair value of the stock options, of approximately $10,772,000, was included as a component of the purchase price. The Company also incurred approximately $2.0 million in acquisition expenses.

     The total purchase price of $90,480,000 was allocated to assets acquired, based on their estimated fair value at the acquisition date. Approximately $3,648,000 was allocated to tangible assets acquired, offset by $5,363,000 of liabilities. The remainder was allocated to intangible assets, including customer base of $150,000, in-place workforce of $2,580,000, in-process research and development of $230,000, existing technology of $5,000,000 and goodwill of $84,235,000 assumed. The estimate of fair value of the net assets acquired is based on an independent appraisal and management estimates.

                             CALICO COMMERCE, INC.

     The total purchase price was allocated as follows (in thousands):

Fair value of tangible assets...............................  $ 3,648
Fair value of existing products and core technology.........    5,000
Acquired in-process research and development................      230
Goodwill, customer base and in-place workforce..............   86,965
Fair value of liabilities assumed...........................   (5,363)
                                                              -------
                                                              $90,480
                                                              =======

FIRSTFLOOR SOFTWARE, INC.:

     The Company completed the acquisition of all outstanding capital stock of FirstFloor on August 21, 1998. The transaction was completed pursuant to the Agreement and Plan of Reorganization, dated as of June 23, 1998 among the Company, Calico Acquisition Corporation, FirstFloor and certain stockholders of Calico and certain shareholders of FirstFloor. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of FirstFloor have been included in the Company's consolidated financial statements since the acquisition date.

     The purchase consideration included 1,248,423 shares of Series D Mandatorily Redeemable Convertible Preferred Stock valued at approximately $5,690,000. In addition, all of the outstanding stock options granted under the FirstFloor 1993 Stock Option Plan were converted into stock options to purchase 47,203 shares of the Company's Series D Mandatorily Redeemable Convertible Preferred Stock at $4.558 per share. The Black-Scholes option pricing model was used to determine the fair value of the converted options. The fair value of the stock options, of approximately $122,000, was included as a component of the purchase price. The Company also incurred approximately $250,000 in acquisition expenses.

     The total purchase price of $6,062,000 was allocated to assets acquired, including tangible and intangible assets, and liabilities assumed, based on their respective estimated fair values at the acquisition date. The estimate of fair value of the net assets acquired is based on an independent appraisal and management estimates.

     The total purchase price was allocated as follows (in thousands):

Fair value of tangible assets...............................  $   360
Fair value of existing products and core technology.........    1,547
Acquired in-process research and development................    1,840
Goodwill....................................................    4,266
Fair value of liabilities assumed...........................   (1,951)
                                                              -------
                                                              $ 6,062
                                                              =======

     These acquisitions were structured as a tax free exchange of stock, therefore, the differences between the recognized fair values of acquired net assets, and their historical tax bases are not deductible for tax purposes. Accordingly, a deferred tax liability has been recognized for the differences between the assigned value of intangible assets (excluding goodwill) for book purposes and the tax basis of such assets in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     In connection with the acquisitions, the Company acquired one existing product and five in process projects. The existing product provides customers with the ability to automatically update their sales force with the latest information. The first acquired in-process project, a marketing information delivery system, is a complete rewrite of the acquired product, and replaced the product upon its release. While the solution

                             CALICO COMMERCE, INC.

remains the same, the functionality has been completely reengineered. This development effort increased the product's utility as well as its scalability on larger intranets, which increases the possible number of users, and provides a variety of data sources instead of just one central database. The second in-process project, a personalization solution, provides customers with the ability to obtain in-depth information and critical data needed to build stronger customer relationships with the objective of increasing revenue and reducing sales cost. The remaining three projects are developing additional features to be added to the MarketStream (now MarketMaker) product.

     In connection with our acquisition of ConnectInc.com, we ascribed $230,000 to three specific in-process research and development projects -- all additional features to be added to the MarketStream product -- which was charged to operations in the quarter ended March 31, 2000.

     To value the in-process technology, an independent third party appraiser used the income approach. Management estimated revenue that each in-process product will generate over its economic life. From this amount, a deduction was made for the revenue that is attributable to the previously existing technology. The result is the revenue attributable to in-process technology for each in-process product, which we used to apply the income approach. Cost of goods sold and estimated operating expenses were then deducted, a 40% corporate tax rate applied and finally the present value of the cash flow stream was calculated using a 35% discount rate.

     In connection with the FirstFloor acquisition, the Company recorded a $1.8 million charge in the year ended March 31, 1999 for acquired in-process research and development. This represents the value of purchased in-process research and development on projects that have not yet reached technological feasibility and have no alternative future use.

     The amount of purchase price allocated to in-process research and development was determined using appropriate valuation techniques, including percentage-of-completion which utilizes research and development cost metrics and key milestones to estimate the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. The remaining identified intangibles, including the value of acquired existing products and core technology, will be amortized over the periods of benefit ranging from seven to 36 months.

     The value assigned to acquired in-process research and development was determined by identifying the two specific research and development projects discussed above, for which technological feasibility had not been established. The first project reached technological feasibility and was commercially released in December 1998. The second project reached technological feasibility and was commercially released in May 1999. In June 1999, we released Calico eSales 2.5, an integrated suite that incorporate eSales Loyalty Builder, eSales Quote and improved versions of our other products. In assigning value to the in-process projects, consideration was given, as appropriate, to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred and the projected cost to complete the projects, adjusting for the relative value and contribution of the core technology. The value assigned to acquired in-process research and development was based on the assumptions set forth in the following paragraph.

     Net cash flows from such projects were determined based on the Company's estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, and income taxes associated with such projects. Revenue growth rates for each technology was developed considering, among other things, the current and expected industry trends, acceptance of the technologies and historical growth rates for similar industry products. Estimated total revenue from the acquired in-process research and development projects are expected to generally peak in fiscal year 2000 and decline through fiscal year 2001 as other new products

                             CALICO COMMERCE, INC.

are expected to be introduced. These revenue projections were based on management's estimates of market size and growth, expected trends in technology and the expected timing of new product introductions. The Company assumed no synergies as a result of the acquisition and the revenue projections are within the historical growth rates of FirstFloor product introductions. Projected gross margins for the marketing delivery system and personalization solution averaged 74% and 69%, respectively, over the estimated product lives. The estimated selling, general and administrative costs for the marketing delivery system and the personalization solution averaged 41% and 47%, respectively, as a percentage of revenue over the estimated product lives, and are consistent with FirstFloor's historical operating cost structure. The estimated net cash flows of each project were discounted back to their present value using discount rates of 30% and 40%, respectively, which represent premiums over the Company's cost of capital of 20% to reflect the risk associated with the stage of completion of the in-process technologies. The estimated percentage-of-completion of the in-process research and development projects were 82% and 47%, respectively.

     The actual development timeline and costs of approximately $200,000 for the marketing information delivery system and approximately $1.2 million for the personalization solution were in line with the estimates used to compute the estimated percentage-of-completion used in the valuation of the in-process research and development projects. These products were just recently released and it is too premature to compare the actual revenues with those projected. To date, management's cash flow and other assumptions have not materially changed.

CORE TECHNOLOGY

     The amount of purchase price allocated to acquired core technology in the FirstFloor acquisition was determined based upon royalty streams that were assigned as revenue to such technology, recognizing the value of that core technology to the expected product resulting from the in-process research and development. Royalty rates were developed based on published documentation of royalty rates and the specific facts and circumstances, and in Calico's view, are considered reasonable approximations of fair value rates for the respective types of technology under exclusive, perpetual, worldwide licenses.

     The value the core technology in the Connect acquisition we used the Income Approach. The revenue attributable to existing technology excludes the revenue from existing products and a certain percentage of the revenue form in-process products. The percentage of revenue from the in-process products is based on percentages of existing technology in the final product. Using the revenue attributable to existing technology, we applied the Income Approach.

PRO FORMA RESULTS (UNAUDITED)

     The following unaudited pro forma summary results presents the Company's consolidated results of operations for the year ended March 31, 2000 and 1999 as if the acquisitions of Connect and FirstFloor had been consummated at the beginning of each period. The results of operations of Connect for its year ended December 31, 1998 have been included in the proforma summary year ended March 31, 1999. The results of operations of Connect for its fiscal year ended March 31, 1999 have been included in the year ended March 31, 2000. The unaudited results of operations of ConnectInc. for the three months ended March 31, 1999 excluded from pro forma results are as follows (in thousands): revenues $2,026, net loss $(10,332) and net loss per share $(0.48). The pro forma consolidated results of operations include certain pro forma adjustments, including the amortization of intangible assets.

                                                         YEAR ENDED MARCH 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
                                                            (IN THOUSANDS)
Net revenues...........................................  $ 40,339    $ 28,215
Net loss...............................................   (58,524)    (53,736)
Net loss per share, Basic and diluted..................     (2.73)      (2.45)

                             CALICO COMMERCE, INC.

     The pro forma results are not necessarily indicative of those that would have actually occurred had the acquisitions taken place at the beginning of the periods presented and should not be construed as being a representation of future operating results.

NOTE 3 -- BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                               MARCH 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
ACCOUNTS RECEIVABLE, NET:
  Accounts receivable....................................  $10,302    $ 8,561
  Unbilled receivables...................................    2,077        571
  Allowance for doubtful accounts........................     (659)      (659)
  Allowance for sales returns............................     (891)    (1,030)
                                                           -------    -------
                                                           $10,829    $ 7,443
                                                           =======    =======

     Write-offs of accounts receivable charged against the allowance for doubtful accounts were $102,000, $121,000 and $0 for the years ended March 31, 2000, 1999 and 1998, respectively. Charges against allowance for sales returns were $400,000, $0 and $0 for the years ended March 31, 2000, 1999 and 1998, respectively.

                                                               MARCH 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
PROPERTY AND EQUIPMENT, NET:
  Computer equipment and software........................  $ 7,246    $ 3,878
  Furniture, fixtures and leasehold improvements.........    1,126      1,223
                                                           -------    -------
                                                             8,372      5,101
  Less: Accumulated depreciation and amortization........   (3,910)    (2,569)
                                                           -------    -------
                                                           $ 4,462    $ 2,532
                                                           =======    =======

     Depreciation and amortization expense for the year ended March 31, 2000, 1999 and 1998 was $1,922,000, $1,591,000 and $350,000, respectively. Property and equipment includes $944,000 and $700,000 of computer and office equipment under capital leases at March 31, 2000 and 1999, respectively. Accumulated depreciation of assets under capital leases totaled $587,000 and $360,000 at March 31, 2000 and 1999, respectively.

                                                               MARCH 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
INTANGIBLE AND OTHER ASSETS, NET:
  Existing and core technology...........................  $ 6,547    $ 1,547
  Goodwill...............................................   88,033      4,329
  In-place workforce and customer base...................    2,730         --
  Other long-term assets.................................      184         --
                                                           -------    -------
                                                            97,494      5,876
  Less: Accumulated amortization.........................   (7,910)    (1,341)
                                                           -------    -------
                                                           $89,584    $ 4,535
                                                           =======    =======

                             CALICO COMMERCE, INC.

     Amortization expense for the year ended March 31, 2000, 1999 and 1998 was $6,569,000, $1,341,000 and $nil, respectively.

                                                                MARCH 31,
                                                            -----------------
                                                             2000       1999
                                                            -------    ------
ACCRUED LIABILITIES:
  Accrued compensation and benefits.......................  $ 1,973    $1,149
  Accrued commissions.....................................    2,047     1,573
  Accrued trade liabilities...............................    4,972     1,856
  Employee Stock Purchase Plan withholdings...............    1,271        --
  Other accrued liabilities...............................    1,378       870
                                                            -------    ------
                                                            $11,641    $5,448
                                                            =======    ======

NOTE 4 -- BORROWINGS:

NOTES PAYABLE

     Notes payable consist of amounts payable to an equipment financing company and bank and are collateralized by the underlying assets as follows (in thousands):

                                                                  MARCH 31,
                                                              -----------------
                                                               2000       1999
                                                              -------    ------
7% note; principal and interest payable monthly; matures
  June 2000.................................................  $    86    $  236
7% note; principal and interest payable monthly; matures
  August 2000...............................................       52       120
7% note; principal and interest payable monthly; matures
  October 2000..............................................       31        63
Bank prime (9.0% at March 31, 2000) plus 0.5% note;
  principal and interest payable monthly; matures March
  2001......................................................      112       230
Bank prime (9.0% at March 31, 2000) plus 0.5% note;
  principal and interest payable monthly; matures May
  2001......................................................       66       121
Bank prime (9.0% at March 31, 2000) plus 0.5% note;
  principal and interest payable monthly; matures September
  2001......................................................      132       218
Bank prime (9.0% at March 31, 2000) plus 0.5% note;
  principal and interest payable monthly; matures February
  2002......................................................      224       340
Bank prime (9.0% at March 31, 2000) plus 0.5% note;
  principal and interest payable monthly; matures November
  2002......................................................      889        --
Bank prime (9.0% at March 31, 2000) plus 0.5% note;
  principal and interest payable monthly; matures December
  2002......................................................      733        --
Bank prime (9.0% at March 31, 2000) plus 0.5% note;
  principal and interest payable monthly; matures March
  2003......................................................      343        --
                                                              -------    ------
                                                                2,668     1,328
Less: current portion of notes payable......................   (1,255)     (628)
                                                              -------    ------
Notes payable, non-current..................................  $ 1,413    $  700
                                                              =======    ======

     In September 1999, Calico entered into a commitment with a bank to issue variable rate installment notes in connection with a proposed $3.0 million equipment financing credit line expiring June 30, 2000. This commitment was finalized in October 1999. Each advance above bears interest at the bank's prime rate plus 0.5% per year, with the principal to be repaid in 36 equal monthly installments. The bank advanced $1.0 million under this commitment on September 30, 1999 an additional $800,000 on December 30, 1999, and $343,000 on March 31,
2000. Under the bank prime plus 0.5% notes above, the Company is required to meet certain quarterly financial tests, including minimum operating results and certain liquidity, leverage and debt service ratios. At March 31, 2000, the Company was in compliance with the minimum operating results covenant and other monthly financial tests.

                             CALICO COMMERCE, INC.

     Future minimum principal payments under the notes at March 31, 2000 are as follows (in thousands):

                                                   YEAR ENDING
                                                    MARCH 31,
                                                   -----------
2001.............................................    $1,255
2002.............................................       875
2003.............................................       538
2004.............................................        --
2005.............................................        --
                                                     ------
          Total payments.........................    $2,668
                                                     ======

NOTE 5 -- INCOME TAXES:

     At March 31, 2000, the Company had approximately $102,973,000 of federal and $65,659,000 of state net operating loss carryforwards available to offset future taxable income which expire in varying amounts beginning in 2004 and 2001, respectively. At March 31, 2000, the Company had approximately $1,851,000 of federal and $1,572,000 of state research and development credit carryforwards available to offset future taxable income some of which expire in varying amounts beginning in 2008 and indefinitely, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. Due to cumulative ownership changes, at March 31, 2000, the net operating loss carryforwards will be limited to approximately $6,000,000 annually to offset future taxable income.

     Deferred taxes are composed of the following (in thousands):

                                                                 MARCH 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------    -------    -------
Deferred tax assets:
  Depreciation and amortization......................  $    694    $   250    $    --
  Other accruals and liabilities.....................     4,480      3,146        725
  Net operating loss and credit carryforwards........    42,019      5,399      4,460
                                                       --------    -------    -------
                                                         47,193      8,795      5,185
  Less: Valuation allowance..........................   (43,901)    (8,795)    (5,134)
                                                       --------    -------    -------
                                                       $  3,292    $    --    $    51
                                                       ========    =======    =======
Deferred tax liabilities:
  Non-deductible intangible assets...................  $  3,292    $   531    $    --
  Depreciation.......................................        --         --         51
                                                       --------    -------    -------
                                                       $  3,292    $   531    $    51
                                                       ========    =======    =======

     The valuation allowance increased by $2,304,000 during 1998, $3,661,000 during 1999 and $35,106,000 in 2000.

     The acquisitions of FirstFloor and Connect were structured as a tax-free exchange of stock, therefore, the differences between the recognized fair values of acquired net assets and their historical tax bases are not deductible for tax purposes. A deferred tax liability has been recognized for the differences between the assigned fair values of intangible assets (excluding goodwill) for book purposes and the tax bases of such assets.

                             CALICO COMMERCE, INC.

     For financial reporting purposes the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at March 31, 2000 and 1999. The Company's operating losses are generated domestically and amounts attributable to its foreign operations have been insignificant for all periods presented. A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pre-tax loss is as follows:

                                                              YEAR ENDED MARCH 31,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
Federal statutory rate......................................  (35)%   (35)%   (35)%
State tax, net of federal impact............................   (6)     (6)     (6)
Provision for valuation allowance on deferred tax assets....   26      26      36
Permanent differences.......................................   15      15       5
                                                              ---     ---     ---
                                                               --%     --%     --%
                                                              ===     ===     ===

NOTE 6 -- MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

     As of the closing of the Company's initial public offering, all of the Preferred Stock outstanding was converted into an aggregate of 15,632,000 shares of Common Stock at a conversion ratio of one to one.

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK OPTIONS AND WARRANTS

     In connection with certain financing arrangements, the Company issued warrants to purchase shares of the Company's Mandatorily Redeemable Convertible Preferred Stock to a capital lessor and lender. These warrants were immediately exercisable after issuance. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model. The Company records the expense related to the warrants over the life of the associated financing instrument as additional interest expense. The following table summarizes the outstanding warrants:

                                      DATE OF                 EXERCISE    ESTIMATED      FISCAL YEAR
                                       GRANT        SHARES     PRICE      FAIR VALUE    OF EXPIRATION
                                   -------------    ------    --------    ----------    -------------
Series A Preferred Stock
  warrants.......................  December 1995    42,000     $0.67       $10,000          2003
Series B Preferred Stock
  warrants.......................   January 1997    34,999      1.60        25,000          2005
Series B Preferred Stock
  warrants.......................      June 1997    56,250      1.60        53,000          2008

     These warrants were converted into Common stock warrants on a one-for-one ratio on October 6, 1999.

     In connection with the acquisition of FirstFloor in August 1998, the Company exchanged the options granted under the FirstFloor 1993 Stock Option Plan into options to purchase 47,203 shares of Company's Series D Mandatorily Redeemable Convertible Preferred Stock. These options had a weighted average exercise price of $2.63 per share. At October 6, 1999, 24,000 of such options were outstanding with a weighted average exercise price of $2.57 per share. These options were converted into Common Stock options on October 6, 1999. The options expire upon the earlier of the respective employee termination or 10 years from grant date. See Note 3.

NOTE 7 -- COMMON STOCK:

     The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 150,000,000 shares of $0.001 par value Common Stock.

                             CALICO COMMERCE, INC.

     On October 6, 1999, the Company registered and sold 4,600,000 common shares in an initial public offering ("IPO") at $14.00 per share, including 600,000 shares sold in connection with the exercise of the underwriters over allotment. Simultaneously with the closing of the IPO, the Company sold 1,843,200 shares of common stock in private placements at $13.02 per share. Total net proceeds were approximately $81,709,000, after underwriting fees of $3,900,000 and $2,200,000 of other estimated offering expenses.

     Certain Common Stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company, in the event of voluntary or involuntary termination of employment of the stockholder. As of March 31, 2000, approximately 1,160,613 shares of outstanding Common Stock were subject to repurchase by the Company at their original exercise price. Of the 1,160,613 shares of unvested restricted Common Stock repurchaseable, 1,157,057 are available for reissuance under the 1997 Stock Option Plan.

COMMON STOCK WARRANTS

     In September 1999, in connection with an equipment lease financing arrangement, the Company issued warrants to purchase 5,263 shares of common stock to the financier. The fair value of the warrants will be recognized as interest expense over the life of the associated financing instrument. The warrants were immediately exercisable after issuance.

     In December 1999 and March 2000, in connection with a sales transaction, the Company issued warrants to purchase 4,100 and 5,475 shares, respectively, of common stock to a customer. These warrants were immediately exercisable after issuance. The fair value of the warrants of $233,000 has been recorded in the Statement of operations as a reduction in revenue in the year ended March 31, 2000.

     The Company estimated the fair value of the warrants, using the Black-Scholes option pricing model, at the date of grant and the following assumptions: Risk free rate of 5.50% - 6.77%, no expected dividends and 50% - 75 % volatility.

                                                                                    ESTIMATED
                                                                                  FISCAL YEAR OF
            DATE OF GRANT               SHARES    EXERCISE PRICE    FAIR VALUE      EXPIRATION
            -------------               ------    --------------    ----------    --------------
September 1999........................  5,263         $ 9.50         $ 30,000          2002
December 1999.........................  4,100          45.05          118,000          2002
March 2000............................  5,475          31.05          115,000          2003

     As of March 31, 2000, the Company had reserved shares of Common stock for future issuance as follows (in thousands):

                                                         MARCH 31, 2000
                                                         --------------
Exercise of options under stock option plans...........      11,350
Undesignated...........................................     138,650

NOTE 8 -- EMPLOYEE BENEFIT PLANS:

401(K) SAVINGS PLAN

     The Company sponsors a 401(k) defined contribution plan covering eligible employees who elect to participate. The Company may elect to contribute matching and discretionary contributions to the plan; however, no contributions were made by the Company since the inception of the plan.

STOCK OPTION PLANS

     In July 1995 and April 1997, the Board of Directors adopted the 1995 Stock Option Plan and 1997 Stock Option Plan, respectively, (collectively, the "Plans") which provide for the issuance of incentive and non-

                             CALICO COMMERCE, INC.

statutory stock options to employees, officers, directors, and consultants of the Company. The Company has reserved 14,715,000 shares of Common Stock for issuance under the Plans. The share reserve will automatically be increased on the first day of each fiscal year beginning on or after April 1, 2001 by an amount equal to 5% of the number of shares of the Company's Common Stock which were issued and outstanding on the last day of the preceding fiscal year.

     In March 2000, the Board of Directors adopted the 2000 Non-Statutory Stock Option Plan, which provides for the issuance of non-statutory stock options to employees of the Company who are not executive officers or directors. The Plan provide for 25% acceleration of vesting of any unvested shares upon a Change in Control. The Board may provide for different acceleration of vesting in individual agreements. The Company has reserved 3,000,000 shares of Common Stock for issuance under this plan.

     Options under the Plans are generally for periods not to exceed ten years, and must be issued at prices not less than 100% and 85%, for incentive and non-statutory stock options, respectively, of the estimated fair value of the underlying shares of Common Stock on the date of grant as determined by the Board of Directors. Options granted to stockholders who own greater than 10% of the outstanding stock are for periods not to exceed five years, and must be issued at prices not less than 110% of the estimated fair value of the underlying shares of Common Stock on the date of grant. The plan provides for grants of immediately exercisable options, however, the Company has the right to repurchase any unvested Common Stock upon termination of employment at the original exercise price. Options become exercisable at such times and under such conditions as determined by the Board of Directors. Options generally vest over four years. The Board of Directors has determined that no further options will be granted under the 1995 Option Plan.

     In December 1998, the Company granted immediately exercisable options to a charitable organization to purchase 15,000 shares of Common Stock at an exercise price of $4.50 per share. The Company recorded a charge associated with these options of $45,000, measured using the Black-Scholes option pricing model, which is included in the total stock compensation charge for the year ended March 31, 1999.

EMPLOYEE STOCK PURCHASE PLAN

     In Fiscal 2000, the Board of Directors adopted and the stockholders approved, the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). There are 750,000 shares of Common Stock reserved for issuance under the Purchase Plan, of which 122,017 were issued on April 30, 2000. Employees generally will be eligible to participate in the Purchase Plan if they are customarily employed by the Company for more than 20 hours per week and more than five months in a fiscal year. Under the Purchase Plan, eligible employees may select a rate of payroll deduction up to 15% of their compensation, but may not purchase more than 750 shares on any purchase date or stock having a value measured at the beginning of the offering period greater than $25,000 in any calendar year. The first Offering Period commenced on the October 6, 1999, will run for approximately 24 months and will be divided into four consecutive purchase periods of approximately six months. Offering Periods and Purchase Periods thereafter will begin on May 1 and November 1 of each year. The price at which the Common Stock is purchased under the Purchase Plan is 85% of the lower of the fair market value of the Company's Common Stock on the first day of the applicable Offering Period or on the last day of that Purchase Period.

                             CALICO COMMERCE, INC.

     The following table summarizes stock option activity under the Plans and non-plan options (shares in thousands):

                                                                     OPTIONS OUTSTANDING
                                                                    ---------------------
                                                        OPTIONS                  WEIGHTED
                                                       AVAILABLE                 AVERAGE
                                                          FOR       NUMBER OF    EXERCISE
                                                         GRANT       OPTIONS      PRICE
                                                       ---------    ---------    --------
Balance at March 31, 1997............................      594        1,440       $0.09
Additional shares authorized.........................    3,393           --          --
Options granted......................................   (3,847)       3,847        0.41
Repurchase of restricted Common Stock................      303           --        0.07
Options exercised....................................       --       (2,936)       0.24
Options cancelled....................................      411         (411)       0.14
                                                        ------       ------
Balance at March 31, 1998............................      854        1,940        0.49
Additional shares authorized.........................    6,465           --          --
Options granted......................................   (3,688)       3,688        4.59
Repurchase of restricted Common Stock................      466           --        0.23
Options exercised....................................       --       (1,526)       1.19
Options cancelled....................................      605         (605)       0.69
                                                        ------       ------
Balance at March 31, 1999............................    4,702        3,497        4.47
Additional shares authorized.........................    3,268           --          --
Options granted......................................   (3,783)       3,783       11.95
Options assumed in acquisition.......................     (220)         220       19.55
Preferred options converted..........................      (24)          24        2.54
Repurchase of restricted Common Stock................      488           --        0.44
Options exercised....................................       --         (584)       3.26
Options cancelled....................................      651         (651)       7.93
                                                        ------       ------
Balance at March 31, 2000............................    5,082        6,289       $9.28
                                                        ======       ======

     The following table summarizes the information about stock options outstanding and exercisable as of March 31, 2000 (shares in thousands):

                                                                          OPTIONS VESTED AND
                                       OPTIONS OUTSTANDING                    EXERCISABLE
                             ---------------------------------------    -----------------------
                                              WEIGHTED
                                              AVERAGE       WEIGHTED                   WEIGHTED
                                             REMAINING      AVERAGE                    AVERAGE
         RANGE OF              NUMBER       CONTRACTUAL     EXERCISE      NUMBER       EXERCISE
      EXERCISE PRICES        OUTSTANDING    LIFE (YEARS)     PRICE      OUTSTANDING     PRICE
      ---------------        -----------    ------------    --------    -----------    --------
$ 0.07 - $  1.00...........       209           7.3          $ 0.46          132        $ 0.36
  1.06 -    3.17...........     1,098           8.3            2.68          426          2.62
  4.50 -    7.83...........     1,039           8.7            6.48          358          6.29
  9.50 -    9.50...........     2,117           9.1            9.50          135          9.50
 10.45 -   38.97...........     1,618           9.4           12.12           61         25.21
 42.75 -  185.19...........       208           9.6           44.07           31         49.60
                                -----                                      -----
                                6,289           8.9          $ 9.33        1,143        $ 6.80
                                =====                                      =====

     At March 31, 2000, 1999 and 1998, approximately 1,143,000, 385,000 and
206,000 options were vested and exercisable at a weighted average exercise price per share of $6.80, $1.80 and $0.13 respectively.

                             CALICO COMMERCE, INC.

FAIR VALUE DISCLOSURE

     The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following underlying assumptions:

                                                 STOCK OPTION PLANS          EMPLOYEE STOCK
                                                YEAR ENDED MARCH 31,          PURCHASE PLAN
                                               -----------------------    ---------------------
                                               2000     1999     1998     2000     1999    1998
                                               -----    -----    -----    -----    ----    ----
Stock option plans:
  Dividend yield.............................     --%      --%      --%      --%    --%     --%
  Expected volatility........................     75%      --%      --%      75%    --%     --%
  Average risk free interest rate............   6.33%    4.72%    6.06%    6.33%    --%     --%
  Expected life (in years)...................      4        4        4        2     --      --
  Weighted average fair value of options
     granted.................................  $5.05    $1.22    $0.11    $4.06     $--     $--

PRO FORMA NET LOSS

     For purposes of proforma disclosures, the estimated fair value of the options are amortized into expense over the option's vesting period using the method per FIN 44. Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its Plans, the Company's net loss would have been increased to the pro forma amounts below for the fiscal years ended March 31, 2000, 1999 and 1998, respectively, (in thousands, except per share amounts):

                                                           YEAR ENDED MARCH 31,
                                                      -------------------------------
                                                        2000        1999       1998
                                                      --------    --------    -------
                                                                (UNAUDITED)
Net loss as reported................................  $(27,801)   $(15,261)   $(5,499)
Pro forma net loss..................................   (34,044)    (16,207)    (5,546)
Net loss per share as reported......................     (1.36)      (2.25)     (1.08)
Pro forma net loss per share........................     (1.66)      (2.41)     (1.09)

     Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of the pro forma effects of option grants on reported net income (loss) for future years.

UNEARNED STOCK-BASED COMPENSATION

     In connection with certain stock option grants during the years ended March 31, 2000, 1999 and 1998, the Company recorded unearned compensation for the estimated difference between the exercise price of the options and their deemed fair value totaling $nil, $2,854,000 and $2,746,000, respectively, which is being amortized over the four year vesting period of the options using the method per FIN 28. Amortization of unearned compensation totaled $1,551,000, $2,041,000 and $780,000 for the year ended March 31, 2000, 1999 and 1998, respectively. The remaining unearned compensation will be amortized as follows:
$834,000 in 2001, $343,000 in 2002 and $51,000 in 2003.

NOTE 9 -- RELATED PARTY TRANSACTIONS:

     In exchange for the issuance of Common Stock upon the exercise of options in the years ended March 31, 2000 and 1999, the Company received notes receivable from certain employees of the Company which bear simple interest at various rates ranging from 5.54% to 6.65% per annum. The notes, which are collateralized by the underlying shares of Common Stock, are full recourse and mature on various dates through fiscal 2002.

                             CALICO COMMERCE, INC.

     In March 2000, the Company advanced $450,000 to an employee for a home loan and received a note receivable which bears simple interest at a rate of 6.45%. The note, which is secured by all of the employee's assets including vested and unvested stock options granted to the employee and any proceeds, is due November 30, 2000.

     During fiscal 2000, the Company purchased $545,000 of services from the firm of a director. At March 31, 2000, $545,000 owing to this firm are included in accrued liabilities.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES:

CAPITAL LEASES

     In January 1996, the Company entered into a lease financing agreement that provides for the lease of computers and office equipment up to $400,000 collateralized by the underlying assets. Equipment financed under this agreement is subject to repayment at various times through October 2000. At March 31, 2000, purchases of computers and office equipment under this agreement totaled $394,000. At the end of the term, the Company has the options to either: re-new the lease, buy out the equipment at either the fair market value or at 15% of the face lease amount, or return the assets to the lessor.

     In September 1998, the Company entered into a lease financing agreement that provides for the lease of office equipment of $136,000, collateralized by the underlying assets. Equipment financed under this agreement is subject to repayment through January 2003.

     In connection with the FirstFloor acquisition, the Company assumed an equipment financing agreement entered into in March 1997 which provides for the lease of office equipment of up to $360,000, in one or more leases. Each lease is repayable over 36 months and is secured by a first priority security interest in certain assets of the Company. At March 31, 2000, the fair value of office equipment purchased under this agreement totaled $33,000.

     In connection with the Connect acquisition, the Company assumed an equipment financing agreement entered into in January 2000 which provides for the lease of office equipment of up to $230,000, in one or more leases. Each lease is repayable over 36 months and is secured by a first priority security interest in certain assets of the Company. At March 31, 2000, the fair value of office equipment purchased under this agreement totaled $192,000.

OPERATING LEASES

     The Company leases office space and equipment under certain non-cancelable operating leases expiring through the year 2005. Total rent expense was $1,437,000, $1,141,000 and $580,000 for the years ended March 31, 2000, 1999 and
1998, respectively.

     In August 1998, the Company relocated its headquarters to a new leased facility. As a result, the Company recorded a charge, classified in general and administrative expense, of approximately $660,000 for the minimum lease payments committed under the previous leased facility and losses of certain fixed assets. At March 31, 2000, there was approximately $115,000 of minimum lease payments remaining. The facility is not occupied or subleased.

     In September 1999, as a part of an approved plan, the Company expanded its corporate headquarters facilities in the same location and entered into a new five year (sixty months) lease agreement. At March 31, 2000, there was approximately $9,760,000 of minimum lease payments remaining associated with this lease agreement.

                             CALICO COMMERCE, INC.

LETTER OF CREDIT

     At March 31, 2000, the Company maintained an $800,000 letter of credit to secure the lease deposit on its corporate headquarters. Of this letter of credit $200,000 expires on each year starting from September 2000.

     Future minimum payments under non-cancelable operating and capital leases at March 31, 2000 are as follows (in thousands):

                                                              CAPITAL
                   YEAR ENDING MARCH 31,                      LEASES     OPERATING
                   ---------------------                      -------    ---------
2001........................................................   $ 269      $ 2,942
2002........................................................     124        2,593
2003........................................................      30        2,464
2004........................................................      --        2,296
2005........................................................      --          962
                                                               -----      -------
          Total minimum lease obligations...................     423      $11,257
                                                                          =======
Less: Amount representing interest..........................     (42)
                                                               -----
Present value of minimum lease obligations..................     381
Less: Current portion.......................................    (275)
                                                               -----
Capital lease obligations, non-current......................   $ 106
                                                               =====

CONTINGENCIES

     From time to time, in the normal course of business, various claims are made against the Company. In the opinion of management, based on consultation with legal counsel, there are no pending claims for which the outcome is expected to result in a material adverse effect on the financial position or results of operations of the Company.

NOTE 11 -- INFORMATION CONCERNING BUSINESS SEGMENTS:

     The Company operates in one single industry segment. The Company does not have separate operating segments for which discrete financial statements are prepared. The Company's management makes operating decisions and assesses performance primarily based upon product revenues and related gross margins.

     The majority of the Company's sales to other foreign countries are originated in the United States and therefore represent export sales. The following is a breakdown of revenues by shipment destination and customer location for services for the years ended March 31, 2000, 1999 and 1998, respectively (in thousands):

                                                            YEAR ENDED MARCH 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
United States.........................................  $31,155    $20,108    $11,827
European countries....................................    3,594      1,276         32
Other foreign countries...............................      875         29         --
                                                        -------    -------    -------
                                                        $35,624    $21,413    $11,859
                                                        =======    =======    =======

                             CALICO COMMERCE, INC.

     The following table sets forth customers comprising 10% or more of the Company's net revenue for each of the periods indicated:

                                                  YEAR ENDED MARCH 31,
                                                  --------------------
                    CUSTOMER                      2000    1999    1998
                    --------                      ----    ----    ----
A...............................................   17%     --%     --%
B...............................................   14      --      --
C...............................................   --      22      --
D...............................................   --      13      --
E...............................................   --      --      11