Form 10-K/A
period 2000-03-31
CALICO COMMERCE INC/
filed 2000-07-03
CIK 1081154

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                            ------------------------

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

ITEM 3. LEGAL PROCEEDINGS

     On or about June 11, 1997, Susan D. Quinn, a former employee of ours, filed a complaint for sexual harassment and related causes of action against the Company and another former employee of ours in Santa Clara County Superior Court for the State of California. In or about June 1998, Ms. Quinn filed an amended complaint against the Company and our former employee for various claims including violation of the California Government Code, violations of the California Civil Code, wrongful termination and demotion, defamation, and intentional infliction of emotional distress. The Company filed its answer to the amended complaint in or about July 1998, generally denying each of its material allegations and denying that Ms. Quinn is entitled to any relief whatsoever. The parties have engaged in extensive written discovery to date, and depositions of the principal parties have begun. The parties have been engaging in settlement negotiations, and a tentative agreement has been reached. However, if the settlement is not finalized, Calico intends to defend itself vigorously.

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

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER                            DESCRIPTION
     -------                           -----------
     2.1**     Agreement and Plan of Reorganization dated as of June 23,
               1998 by and among Calico Technology, Inc., Calico
               Acquisition Corporation, FirstFloor Software, Inc., Certain
               Shareholders of FirstFloor Software, Inc., and Certain
               Shareholders of Calico Technology, Inc.
     2.2**     Form of Agreement and Plan of Merger between Calico
               Technology, Inc., a California corporation, and Calico
               Commerce, Inc., a Delaware corporation
     2.3*      Agreement and Plan of Merger dated as of November 19, 1999 by and between Calico Commerce, Inc., ConnectInc.com, Co., and Calico Acquisition, Inc.
     3.1**     Certificate of Incorporation
     3.2**     Bylaws
    10.1**     Office Lease between Metropolitan Life Insurance Company and
               Calico Commerce, Inc. dated as of August 18, 1999
    10.2**     1997 Stock Option Plan and forms of agreements thereunder
    10.3**     1995 Stock Option Plan and forms of agreements thereunder
    10.4**     1999 Employee Stock Purchase Plan
    10.5**     Form of Indemnity Agreement for directors and officers
    10.6**     Investors' Rights Agreement, dated as of May 26, 1995, as
               amended, among Calico Technology, Inc. William G. Paseman, and the persons identified on the schedules attached thereto
    10.7**     Loan Agreement dated as of January 21, 1997, between Calico
               Technology, Inc. and Venture Lending and Leasing, Inc.
    10.8**     Four Variable Rate Installment Notes between Calico
               Technology, Inc. and Comerica Bank -- California
    10.9**     Common Stock Purchase Agreement dated September 3, 1999
               between Calico Commerce, Inc. and Dell U.S.A., L.P.
    10.10**    Letter Agreement between Andersen Consulting LLP and Calico
               Commerce, Inc. dated September 17, 1999
    10.11**    Common Stock Purchase Agreement dated September 29, 1999
               between Calico Commerce, Inc. and AC II Technology (ACT II)
               B.V.
    10.12**    Amendment Number Nine to Investors' Rights Agreement dated
               September 28, 1999
    10.13***   2000 Non-officer Stock Option Plan
    10.14+***  Software License Agreement dated April 27, 1999 as amended
               October 28, 1999, between Calico Commerce, Inc. and
               WebXpress, A BEA Company
    21.1***    List of Subsidiaries
    23.1***    Consent of PricewaterhouseCoopers LLP, Independent
               Accountants
    27.1***    Financial Data Schedule (in EDGAR format only)

---------------
* Incorporated by reference to Calico's Current Report on Form 8-K filed November 29, 1999

** Incorporated by reference to Calico's Registration Statement on Form S-1, as amended (File No. 333-82907)

*** Incorporated by reference to Calico's Form 10-K filed June 29, 2000

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

Date: July 3, 2000                             /s/ ARTHUR F. KNAPP, JR.
                                          --------------------------------------
                                                   Arthur F. Knapp, Jr.
                                            Vice President and Chief Financial
                                                         Officer
                                           (Principal Financial and Accounting
                                                         Officer)

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

                      SIGNATURE                                     TITLE                      DATE
                      ---------                                     -----                      ----
                                                          President, Chief Executive       July 3, 2000
-----------------------------------------------------        Officer and Director
                   Alan P. Naumann

              /s/ ARTHUR F. KNAPP, JR.                     Vice President and Chief        July 3, 2000
-----------------------------------------------------         Financial Officer
                Arthur F. Knapp, Jr.

                                                         Vice President Research and       July 3, 2000
-----------------------------------------------------          Development and
                 William G. Paseman                         Chairman of the Board

                                                                   Director                July 3, 2000
-----------------------------------------------------
                 Joseph B. Costello

                                                                   Director                July 3, 2000
-----------------------------------------------------
                  Joel P. Friedman

                                                                   Director                July 3, 2000
-----------------------------------------------------
                 Bernard J. Lacroute

                                                                   Director                July 3, 2000
-----------------------------------------------------
                  William D. Unger

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