Form 10-Q
period 2000-06-30
CALICO COMMERCE INC/
filed 2000-08-14
CIK 1081154

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

                              For the Quarter Ended
                                  June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 000-27431


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

(1)  Yes     X                              No
           ------                               ------

(2)  Yes     X                              No
           ------                               ------


        As of June 30, 2000 there were 35,080,000 shares of the Registrant's Common Stock outstanding.

================================================================================

                     CALICO COMMERCE, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet -
               June 30, 2000 and March 31, 2000                           3

         Condensed Consolidated Statement of Operations - Three
               Months Ended June 30, 2000 and 1999                        4

         Condensed Consolidated Statement of Cash Flows -
               Three Months Ended June 30, 2000 and 1999                  5

         Notes to Condensed Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations              9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk      24


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                               24

Item 2.  Changes in Securities and Use of Proceeds                       24

Item 3.  Defaults upon Senior Securities                                 25

Item 4.  Submission of Matters to a Vote of Security Holders             25

Item 5.  Other Information                                               25

Item 6.  Exhibits and Reports on Form 8-K                                25


SIGNATURE                                                                26

                              CALICO COMMERCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)



                                                                              June 30,       MARCH 31,
                                                                             ---------       ---------
                                                                                2000            2000
                                                                             ---------       ---------
                    ASSETS
Current assets:
  Cash and cash equivalents ...........................................      $   6,780       $  25,917
  Short-term investments ..............................................         61,924          49,923
  Accounts receivable, net ............................................         13,050          10,829
  Other current assets ................................................          3,419           2,568
                                                                             ---------       ---------
     Total current assets .............................................         85,173          89,237

Long-term investments .................................................          3,120           5,377
Property and equipment, net ...........................................          4,810           4,462
Intangible and other assets, net ......................................         81,505          89,584
                                                                             ---------       ---------
                                                                             $ 174,608       $ 188,660
                                                                             =========       =========
             LIABILITIES, AND
        STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable ....................................................      $   2,890       $   4,152
  Accrued liabilities .................................................         10,099          11,641
  Deferred revenue ....................................................          5,325           5,802
  Current portion of notes payable ....................................          1,273           1,255
  Current portion of capital lease
     obligations ......................................................            188             275
                                                                             ---------       ---------
     Total current liabilities ........................................         19,775          23,125

Notes payable, non-current ............................................          1,529           1,413
Capital lease obligations, non-current ................................             98             106
Other liabilities .....................................................             12              32
                                                                             ---------       ---------
                                                                                21,414          24,676
                                                                             ---------       ---------
Commitments and contingencies (Note 10) Stockholders' equity (deficit):
  Preferred Stock; $0.001 par value; 15,000
     shares authorized; no shares issued and
     outstanding ......................................................             --              --
  Common Stock; $0.001 par value; 150,000
     shares authorized; 35,080 and 34,942
     shares issued and outstanding ....................................             35              35
  Additional paid-in capital ..........................................        226,769         224,587
  Notes receivable from stockholders ..................................         (1,261)         (1,752)
  Unearned compensation ...............................................           (949)         (1,228)
  Other comprehensive loss ............................................           (102)           (179)
  Accumulated deficit .................................................        (71,298)        (57,479)
                                                                             ---------       ---------
     Total stockholders' equity (deficit) .............................        153,194         163,984
                                                                             =========       =========
                                                                             $ 174,608       $ 188,660
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

                              CALICO COMMERCE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)


                                          THREE MONTHS
                                          ENDED JUNE 30,
                                    -----------------------
                                      2000           1999
                                    --------       --------
Net revenue:
  License ....................      $  6,971       $  3,457
  Services ...................         5,609          3,976
                                    --------       --------
     Total net revenue .......        12,580          7,433
                                    --------       --------
Cost of net revenue:
  License ....................           357             --
  Amortization of purchased
     technology ..............           497            137
  Services ...................         5,179          2,660
                                    --------       --------
     Total cost of net revenue         6,033          2,797
                                    --------       --------
Gross profit .................         6,547          4,636
                                    --------       --------
Operating expenses:
  Sales and marketing ........         6,953          4,558
  Research and development ...         5,311          2,666
  General and administrative .         1,453          1,452
  Stock compensation .........           279            514
  Amortization of intangibles          7,481            240
                                    --------       --------
     Total operating expenses         21,477          9,430
                                    --------       --------
Loss from operations .........       (14,930)        (4,794)
Interest and other income, net         1,111             71
                                    --------       --------
Net loss .....................      $(13,819)      $ (4,723)
                                    ========       ========
Net loss per share:
  Basic and diluted ..........      $  (0.41)      $  (0.52)
                                    ========       ========
  Weighted average shares ....        34,000          9,000
                                    ========       ========
Pro forma net loss per share:
  Basic and diluted ..........                     $  (0.19)
                                                   ========
  Weighted average shares ....                       24,600
                                                   ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              CALICO COMMERCE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                      THREE MONTHS
                                                                      ENDED JUNE 30,
                                                                -----------------------
                                                                  2000           1999
                                                                --------       --------
Cash flows from operating activities:
  Net loss ...............................................      $(13,819)      $ (4,723)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Provision for doubtful accounts ......................            --            157
    Provision for sales returns ..........................            --            153
    Depreciation, amortization and other .................         8,574            869
    Stock compensation and other .........................           306            514
    Loss on disposal of assets ...........................          (130)            36

    Changes in assets and liabilities, net of acquisition:
      Accounts receivable ................................        (2,221)          (225)
      Other current assets ...............................          (851)          (466)
      Accounts payable ...................................        (1,262)           455
      Accrued liabilities ................................        (1,542)           281
      Deferred revenue ...................................           (20)          (402)
      Other liabilities ..................................          (477)           (44)
                                                                --------       --------
        Net cash used in operating activities ............       (11,442)        (3,395)
                                                                --------       --------
Cash flows from investing activities:
  Purchases of property and equipment ....................          (814)        (1,331)
  Purchases of investments ...............................       (15,892)            --
  Sales and maturities of investments ....................         6,225             --
  Acquisition, net of cash acquired ......................           101             --
                                                                --------       --------
        Net cash used in investing activities ............       (10,380)        (1,331)
                                                                --------       --------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock .................         2,321             17
  Common Stock repurchases ...............................          (166)            --
  Proceeds from repayments of stockholder loans ..........           491             --
  Net proceeds from issuance of preferred stock ..........            --              6
  Proceeds from issuance of notes payable ................           515             --
  Repayments of notes payable ............................          (381)          (149)
  Principal payments under capital lease obligations .....           (95)           (61)
                                                                --------       --------
        Net cash provided by financing activities ........         2,685           (187)
                                                                --------       --------
Net increase in cash and cash equivalents ................       (19,137)        (4,913)
Cash and cash equivalents at beginning of period .........        25,917         15,441
                                                                --------       --------
Cash and cash equivalents at end of period ...............      $  6,780       $ 10,528
                                                                ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              CALICO COMMERCE, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    For the Three Months Ended June 30, 2000
                                   (unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

        The unaudited interim condensed consolidated financial statements include the accounts of Calico Commerce, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

        The accompanying condensed consolidated financial statements as of June 30, 2000 and for the three months ended June 30, 2000 and 1999 are unaudited and have been prepared on a basis consistent with the March 31, 2000 audited financial statements and include all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of these periods. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended March 31, 2000. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of results to be expected for the entire year or any other period.

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

3. NET LOSS PER SHARE

        Basic net loss per share is computed by dividing the net loss available to Common Stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of Common Stock and potential shares of Common Stock. The calculation of diluted net loss per share excludes potential shares of Common Stock if the effect is antidilutive. Potential shares of Common Stock consist of unvested restricted Common Stock, incremental shares of Common

Stock issuable upon the exercise of stock options and warrants and shares issuable upon conversion of the Series A, Series B, Series C, Series D and Series E Mandatorily redeemable Convertible Preferred Stock.

        The Company's historical capital structure is not indicative of the current structure due to the automatic conversion of all shares of mandatorily redeemable convertible preferred stock into Common Stock concurrent with the closing of the Company's initial public offering in October 1999. Accordingly, pro forma earnings per share is presented assuming the conversion as of June 30, 1999 of all outstanding shares of mandatorily redeemable convertible preferred stock into Common Stock upon our initial public offering, as if such conversion occurred at the beginning of the periods presented, or from their respective dates of issuance, if later.

        The following table sets forth the computation of basic and diluted net loss per share and the pro forma basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                       THREE MONTHS
                                                       ENDED JUNE 30,
                                                  -----------------------
                                                    2000           1999
                                                  --------       --------
Numerator:
  Net loss .................................      $(13,819)      $ (4,723)
                                                  ========       ========
Denominator:
  Weighted average shares ..................        34,900         11,500
  Weighted average unvested shares of Common
     Stock subject to repurchase ...........          (900)        (2,500)
                                                  --------       --------
  Denominator for basic and diluted
     calculation ...........................        34,000          9,000
                                                  ========       ========
Net loss per share:
  Basic and diluted ........................      $  (0.41)      $  (0.52)
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

        At June 30, 2000, 8,382,620 potential common shares are excluded from the determination of diluted net loss per share as the effect of such shares is antidilutive.

Pro forma:
Shares used above ......................        9,000
Pro forma adjustment to reflect weighted
   effect of assumed conversion of
   convertible preferred stock .........       15,600
                                              -------
Shares used in computing pro forma
    basic and diluted net loss per share       24,600
                                              =======
Net loss per share:
  Basic and diluted ....................      $ (0.19)
                                              =======

4. COMPREHENSIVE LOSS

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has had $102,000 in unrealized losses on short-term and long-term investments that are required to be reported in comprehensive loss.

5. INFORMATION CONCERNING BUSINESS SEGMENTS

        Calico operates in one single industry segment. There are no separate operating segments for which discrete financial statements are prepared. Management makes operating decisions and assesses performance primarily based upon product revenues and related gross margins.

        The majority of our sales to other foreign countries are originated in the United States and therefore represent export sales. The following is a breakdown of revenues by shipment or service delivery destination for the three months ended June 30, 2000 and 1999, respectively:

                                                      THREE MONTHS
                                                      ENDED JUNE 30,
                                                  -------------------
                                                    2000        1999
                                                   -------     -------
North America..................................... $10,954     $ 6,542
European countries................................   1,363         439
Other foreign countries...........................     263         452
                                                   -------     -------
                                                   $12,580     $ 7,433
                                                   =======     =======

9. DEBT AND WARRANTS

        In September 1999, Calico entered into a commitment with a bank to issue variable rate installment notes in connection with a proposed $3.0 million equipment financing credit line expiring June 30, 2000. Each advance bears interest at the bank's prime rate plus 0.5% per year, with the principal to be repaid in 36 equal monthly installments. As of March 31, 2000, the bank had made three advances totaling $2,143,000 under this commitment, and an additional $515,000 was advanced on June 30, 2000.

        Under this commitment, Calico is required to meet certain monthly and quarterly financial tests, including minimum operating results and certain liquidity, leverage and debt service ratios. All previous agreements with the above financial institution are also under these same covenants. At June 30, 2000 the Company was in compliance with all of the financial covenants.

        In June 2000 the Company entered into a software license agreement with a customer and in connection with this agreement, the Company issued a warrant to purchase 5,395 shares of Common Stock at $12.60 per share, expiring on December 22, 2001. The estimated fair value of the warrants was $27,450 using the Black-Scholes option pricing model using the following assumptions: the fair value of the Common Stock of $14.83, risk free interest rate of 6.2%, volatility factor of 75% and life of 1.5 years. Software license revenue was offset by the value of the warrant.

10. COMMITMENTS AND CONTINGENCIES

        At June 30, 2000 the Company had noncancelable operating leases for office space and equipment of approximately $10.5 million, which are payable through fiscal 2005.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this discussion contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Factors that May Affect Results" and "Liquidity and Capital Resources" below as well as Risk Factors included in our 10-K/A dated July 3, 2000, as filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

OVERVIEW

     We provide software and services that enable companies to interact directly with their customers over the Internet, intranets, extranets, and corporate networks, and accessed through desktop and mobile computers and retail kiosks to improve the interactive buying and selling of complex products and services. We were incorporated in April 1994. From May 1994 through March 1997, we generated revenue primarily from the license of products based upon our first generation configuration technology. In March 1997, we released our first product designed for use over the Internet and corporate networks. In December 1998, we released Calico eSales 2.0, an integrated suite of products that extended the Internet-based architecture and included Calico eSales Catalog (since re-named Calico eSales InfoGuide), a product that allows targeted delivery of information without the need to modify existing applications or information sources. Calico eSales InfoGuide was the first product release based upon technology obtained from our August 1998 acquisition of FirstFloor, Inc. In May 1999, we released Calico eSales Loyalty Builder, which incorporates technology also obtained from our acquisition of FirstFloor. In June 1999, we released Calico eSales 2.5, an integrated suite that incorporates eSales Loyalty Builder, eSales Quote and improved versions of our other products. During the quarter ended December 31, 1999, we first sold the product obtained through our sublicense agreement with ConnectInc.com. We subsequently acquired ConnectInc.com in January 2000, and sell the product under the name Market Maker. In March 2000, we released Calico eSales 2.7, an improved version of our suite, and introduced Calico Advisor, a product with a next generation configuration and recommendation application designed for extremely large scale e-commerce sites. In March 2000 the Company also introduced the Calico "Lightning Architecture(TM)", Calico's next-generation, standards based eBusiness application platform.

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

     Since our inception, we have incurred quarterly and annual losses, and we expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. We incurred net losses of $27.8 million for fiscal 2000, $15.3 million for fiscal 1999, $5.5 million for fiscal 1998 and $13.8 million for the three months ended June 30, 2000. As of June 30, 2000, we had an accumulated deficit of $71.3 million. We expect that our operating expenses will continue to increase substantially in future quarters as we increase sales and marketing operations, develop new distribution channels, expand our professional services organization, and continue to fund research and development.

     We have recently experienced a period of rapid growth and expansion, and expect to continue to expand through multiple growth strategies. To manage this growth effectively, we will have to improve our existing operational and financial systems and hire additional qualified personnel. In addition, we expanded our current headquarters during the first half of fiscal 2000, and expect to expand into additional facilities during fiscal 2001. The expenses related to this expansion or move may be greater than our obligations for our current facility.

RESULTS OF OPERATIONS

        The following table sets forth the periods indicated, the percentage of revenues represented by certain lines in our condensed consolidated statements of operations.

                                      THREE MONTHS
                                      ENDED JUNE 30,
                                    ----------------
                                    2000        1999
                                    ----        ----
Net revenue:
  License ....................        55%         47%
  Services ...................        45          53
                                    ----        ----
     Total net revenue .......       100         100
                                    ----        ----
Cost of net revenue:
  License ....................         3           0
  Amortization of purchased
     technology ..............         4           2
  Services ...................        41          36
                                    ----        ----
     Total cost of net revenue        48          38
                                    ----        ----
Gross margin .................        52          62
                                    ----        ----
Operating expenses:
  Sales and marketing ........        55          61
  Research and development ...        42          36
  General and administrative .        12          20
  Stock compensation .........         2           7
  Amortization of intangibles         60           3
                                    ----        ----
     Total operating expenses        171         127
                                    ----        ----
Loss from operations .........      (119)        (65)
Interest and other income, net         9           1
                                    ----        ----
Net loss .....................      (110)        (64)
                                    ====        ====

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUE

        Total net revenue increased 69% to $12.6 million in the three months ended June 30, 2000 from $7.4 million in the three months ended June 30, 1999.

        LICENSE. License revenue increased 102% to $7.0 million in the three months ended June 30, 2000 from $3.5 million in the three months ended June 30, 1999. License revenue as a percentage of total net revenue was 55% in the three months ended June 30, 2000 and 47% in the three months ended June 30, 1999. The increase in license revenue in absolute dollars is attributable to an increase in the number of license transactions recognized during the quarter.

        SERVICES. Services revenue increased 41% to $5.6 million in the three months ended June 30, 2000 from $4.0 million in the three months ended June 30, 1999. Services revenue as a percentage of total net revenue was 45% in the three months ended June 30, 2000 and 53% in the three months ended June 30, 1999. The increase in services revenue in absolute dollars is attributable to an increase in the number of consulting engagements, as well as an increase in the installed base of customers and in the average size of maintenance contracts. During the three months ended June 30, 2000, 53% of maintenance revenue came from initial maintenance contracts, with the remainder from maintenance renewals.

COST OF REVENUE

        LICENSE. Cost of license revenue increased to $357,000 in the three months ended June 30, 2000 from zero in the three months ended June 30, 1999. Cost of license revenue as a percentage of license revenue was 5% in the three months ended June 30, 2000 and zero percent in the three months ended June 30, 1999. The increase in cost of license revenue as a percentage of license revenue is due to royalties paid to third parties for embedded technology. Since it is our continuing strategy to license third-party technology for inclusion in our products, we expect the cost of license revenue as a percentage of license revenue to fluctuate or increase in future periods.

        SERVICES. Cost of services revenue increased 95% to $5.2 million in the three months ended June 30, 2000 from $2.7 million in the three months ended June 30, 1999. Cost of services revenue as a percentage of services revenue was 92% in the three months ended June 30, 2000 and 67% in the three months ended June 30, 1999. The increase in cost of services revenue in absolute dollars is primarily due to costs associated with increased personnel in our services organization. The increase in cost of services revenue as a percentage of services revenue is primarily due to higher cost contract personnel used to augment company services capacity, as well as investments in infrastructure and training to support our systems integrator partners.

        AMORTIZATION OF PURCHASED TECHNOLOGY. Expenses for amortization of purchased technology increased to $497,000 in the three months ended June 30, 2000 from $137,000 in the three months ended June 30, 1999. The increase is due to the amortization of existing technology received in the ConnectInc.com acquisition.

OPERATING EXPENSES

        SALES AND MARKETING. Sales and marketing expenses increased 53% to $7.0 million in the three months ended June 30, 2000 from $4.6 million in the three months ended June 30, 1999. Sales and marketing expenses as a percentage of total net revenue decreased to 55% in the three months ended June 30, 2000 from 61% in the three months ended June 30, 1999. Sales and marketing expenses increased in absolute dollars primarily due to increased personnel-related costs, resulting from our continued investment in the development of our domestic and international sales and marketing organizations, as well as advertising and other marketing activities. We intend to continue to expand our sales and marketing efforts, and accordingly, expect sales and marketing expenses to increase in absolute dollars in future periods.

        RESEARCH AND DEVELOPMENT. Research and development expenses increased 99% to $5.3 million in the three months ended June 30, 2000 from $2.7 million in the three months ended June 30, 1999. Research and development expenses as a percentage of total net revenue increased to 42% in the three months ended June 30, 2000 from 36% in the three months ended June 30, 1999. Research and development expenses increased in absolute dollars and as a percentage of total net revenue as a result of the addition of engineering and product development personnel and consultants. Personnel-related expenses accounted for the majority of the increase in absolute dollars. We believe that continued investment in new product development is central to achieving our strategic objectives, and expect research and development expenses to increase in absolute dollars in future periods.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses remained flat at $1.5 million in the three months ended June 30, 2000 similar to the $1.5 million in the three months ended June 30, 1999. General and administrative expenses as a percentage of total net revenue were 12% in the three months ended June 30, 2000 and 20% in the three months ended June 30, 1999. General and administrative expenses in absolute dollars remained flat due to increased personnel-related costs being offset by reduced professional fees related to outside advisors. General and administrative expenses declined as a percentage of net revenues due primarily to higher sales growth. We expect general and administrative expenses to continue to increase in absolute dollars in future periods as we add personnel and incur costs to support the growth of our business.

        STOCK COMPENSATION. In connection with the granting of stock options to our employees, we recorded aggregate unearned compensation totaling $5.6 million through June 30, 2000. The unearned compensation represents the difference between the exercise price of stock option grants and the deemed fair value of our common stock at the time of the grants. We recorded expenses related to stock compensation of $279,000 in the three months ended June 30, 2000 and $514,000 in the three months ended June 30, 1999. Stock compensation expenses as a percentage of total net revenue were 2% in the three months ended June 30, 2000 and 7% in the three months ended June 30, 1999.

        AMORTIZATION OF INTANGIBLES. During the three months ended June 30, 2000, we recorded $7.5 million in amortization, reflecting the amortization of intangibles acquired as part of our acquisitions, primarily ConnectInc.com.

INTEREST AND OTHER INCOME, NET

        Interest and other income, net, increased to $1.1 million in the three months ended June 30, 2000 from $71,000 in the three months ended June 30, 1999. The increase is primarily due to interest earned on increased cash and cash equivalents balances as a result of our initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2000, we had $6.8 million of cash and cash equivalents, $61.9 million of short-term investments and $3.1 million of long-term investments, compared with $10.5 million of cash and cash equivalents as of June 30, 1999. Cash used in operating activities was $11.4 million in the three months ended June 30, 2000, primarily from net losses net of non-cash expenses including depreciation and stock compensation, an increase in our accounts receivable, and decreases in accounts payable and accrued liabilities. Cash used in operating activities was $3.4 million in the three months ended June 30, 1999, primarily from net losses net of non-cash expenses including depreciation and stock compensation, and increases in our accounts receivable and other current assets offset by increases in accounts payable and accrued liabilities.

        Net cash used in investing activities was $10.4 million for the three months ended June 30, 2000, primarily related to the purchases of investments and capital equipment, offset by sales and maturities of investments. Net cash used in investing activities of $1.3 million for the three months ended June 30, 1999, related to purchases of computer equipment and to a lesser extent software and office furniture to support our expanding operations.

        Financing activities provided $2.7 million in the three months ended June 30, 2000 and used net cash of $0.2 million for the three months ended June 30, 1999. Financing activities consisted primarily of sales of our common stock. We have also used debt and leases to partially finance our operations and capital purchases. At June 30, 2000, we had $2.8 million in current and non-current debt as well as $286,000 in current and non-current lease obligations.

        Included in the amounts above are four variable rate installment notes with a bank that are secured by the equipment financed by the bank. The notes bear interest at the bank's prime rate and are due between March 2001 and February 2002. Also included are two notes payable to an equipment financing company that bear interest at 7% per year and are due between August 2000 and October 2000, and three capital leases for the lease of computer and office equipment due through January 2003.

        In September 1999, we entered into a commitment with the bank issuing the variable rate installment notes described above in connection with a proposed $3.0 million equipment financing credit line which expired on June 30, 2000. Each advance bears interest at the bank's prime rate plus 0.5% per year, with principal to be repaid in 36 equal monthly installments. As of March 31, 2000, the bank had made three advances totaling $2,143,000 under this commitment, and advanced an additional $515,000 on June 30, 2000.

        This commitment requires us to meet certain monthly and quarterly financial tests, including minimum operating results and certain liquidity, leverage and debt service ratios. All previous agreements with the above financial institution are also under these same covenants. At June 30, 2000 we were in compliance with all of the financial covenants.

        At June 30, 2000, we had noncancelable operating leases for office space and equipment of approximately $10.5 million, which are payable through fiscal 2005.

      Although we have no material long-term commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. We intend to fund the intended increase in expenses and capital expenditures with existing cash and cash equivalents and short-term investments, and believe that these funds will be sufficient to meet our working capital needs for at least the next 12 months. However, we may need to raise additional funds in order to support more rapid expansion of our sales force, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. If we seek to raise additional funds, we may not be able to obtain funds on terms which are favorable or otherwise acceptable to us. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. Furthermore, these securities may have rights, preferences or privileges senior to our Common Stock.

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

        In June 1998,the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No 137, "Accounting with Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement 133" ("SFAS 137"). SFAS 137 deferred the effective date of until the first fiscal quarter of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 in its quarter ended June 30, 2002. The Company has not engaged in hedging activities or invested in derivative instruments and accordingly, does not believe implementation of SFAS 133 will have a material effect on its financial statements.

        In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -an Interpretation of APB Opinion No. 25" ("FIN 44"). The Interpretation clarifies the definition of employees for purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes the adoption of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

      We have incurred quarterly and annual losses in each of the six years since we were formed, and we expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. We incurred net losses of $13.8 for the three months ended June 30, 2000, $27.8 million for fiscal 2000, $15.3 million for fiscal 1999 and $5.5 million for fiscal 1998. As of June 30, 2000, we had an accumulated deficit of $71.3 million. Moreover, we expect to continue to incur significant sales and marketing and research and development expenses, and, as a result, we will need to generate significant revenue to achieve and maintain profitability. Although our revenue has grown in recent quarters, we cannot be certain that we can sustain this growth or that we will generate sufficient revenue for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

BECAUSE A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUE, OUR REVENUE COULD DECLINE IF WE LOSE A MAJOR CUSTOMER

      We derive a significant portion of our software license revenue in each quarter from a limited number of customers. For example, for the three months ended June 30,

2000, four customers accounted for 29% of our revenue and ten customers accounted for 53% of our revenue. A number of our contracts are in excess of $1.0 million. We expect that a limited number of customers will continue to account for a substantial portion of our revenue for the foreseeable future. As a result, if we lose a major customer, if a contract is delayed, cancelled or deferred or if an anticipated sale is not made, our revenue would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue in any future period.

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

      Sales of our products and services in three markets -- computer hardware, network and telecommunications equipment and emerging growth companies -- accounted for nearly 58% of our total net revenue in the three months ended June 30, 2000. We expect that revenue from these three markets will continue to account for a substantial portion of our total net revenue in fiscal 2001. We are targeting expansion in additional market segments defined by industry where e-commerce software is highly strategic and promote competitive advantage, including manufacturing, retail, telecommunications services and financial services. If we are unable to successfully increase penetration of our existing markets or expand in these additional markets, or if the overall economic climate of our target markets deteriorates, we may not be able to achieve expected sales growth.

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

-   In addition, in connection with any future acquisitions, we could:

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

      We have recently experienced a period of rapid growth and expansion, which places significant demands on our managerial administrative, operational, financial and other resources. All members of our management team, other than our Vice President, Research and Development have joined Calico since June 1997. Our Vice President, Engineering joined Calico in January 1999, Our Vice President, our Vice President and Chief Financial Officer joined Calico in June 1999, our Vice President, Human Resources joined Calico in April 2000, and our Vice President, Worldwide Sales joined Calico in June 2000. From September 30, 1997 to June 30, 2000, we expanded from 85 to 338 employees. Our new employees include a number of key managerial, marketing, planning, technical and operations personnel who have not yet been fully integrated into our organization.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable


ITEM 5. OTHER INFORMATION

        Not applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

No.                          Description
---                          -----------
27.1    Financial Data Schedule (filed only with the electronic submission of
        Form 10-Q in accordance with Edgar requirements)


(b)     Reports on Form 8-K

        Not applicable

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   August 11, 2000                     /s/ Arthur F. Knapp, Jr.
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

INDEX TO EXHIBITS

Exhibit
  No.          Description
-------        -----------
27.1  Financial Data Schedule (filed only with the electronic submission of Form
      10-Q in accordance with Edgar requirements)