Form 10-Q
period 2000-09-30
CALICO COMMERCE INC/
filed 2000-11-20
CIK 1081154

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

                              For the Quarter Ended
                               September 30, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 000-27431


                              Calico Commerce, Inc.
                              ---------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                    77-0373344
               --------                                   ------------
   (State of other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                     Identification Number)


333 West San Carlos, San Jose, California                     95110
-----------------------------------------                     -----
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

(2)  Yes   [X]                              No   [ ]


        As of September 30, 2000 there were 35,190,000 shares of the Registrant's Common Stock outstanding.

================================================================================

                     CALICO COMMERCE, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                                 Page No.
                                                                                 --------
PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements

                Condensed Consolidated Balance Sheet -
                      September 30, 2000 and March 31, 2000                             3

                Condensed Consolidated Statement of Operations - Three and
                      Six months Ended September 30, 2000 and 1999                      4

                Condensed Consolidated Statement of Cash Flows -
                      Six months Ended September 30, 2000 and 1999                      5

                Notes to Condensed Consolidated Financial Statements                    6

Item 2.         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                     9

Item 3.         Quantitative and Qualitative Disclosures about Market Risk             24


PART II         OTHER INFORMATION

Item 1.         Legal Proceedings                                                      24

Item 2.         Changes in Securities and Use of Proceeds                              24

Item 3.         Defaults upon Senior Securities                                        25

Item 4.         Submission of Matters to a Vote of Security Holders                    25

Item 5.         Other Information                                                      25

Item 6.         Exhibits and Reports on Form 8-K                                       25


SIGNATURE                                                                              26

                              CALICO COMMERCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)



                                                        SEPTEMBER 30,           MARCH 31,
                                                            2000                  2000
                                                         ---------             ---------
                                     ASSETS
Current assets:
  Cash and cash equivalents .................            $   9,860             $  25,917
  Short-term investments ....................               49,784                49,923
  Accounts receivable, net ..................                8,999                10,829
  Other current assets ......................                2,795                 2,568
                                                         ---------             ---------
     Total current assets ...................               71,438                89,237

Long-term investments .......................                2,100                 5,377
Property and equipment, net .................                7,104                 4,462
Intangibles and other assets, net ...........               73,595                89,584
                                                         ---------             ---------
                                                         $ 154,237             $ 188,660
                                                         =========             =========
                                LIABILITIES, AND
                              STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..........................            $   2,269             $   4,152
  Accrued liabilities .......................               12,283                11,641
  Deferred revenue ..........................                4,461                 5,802
  Current portion of notes payable ..........                2,472                 1,255
  Current portion of capital lease
     obligations ............................                  127                   275
                                                         ---------             ---------
     Total current liabilities ..............               21,612                23,125

Notes payable, non-current ..................                   --                 1,413
Capital lease obligations, non-current ......                   89                   106
Other liabilities ...........................                   21                    32
                                                         ---------             ---------
                                                            21,722                24,676
                                                         ---------             ---------
Commitments and contingencies (Note 7)
Stockholders' equity:

  Preferred Stock ...........................                   --                    --
  Common Stock ..............................                   35                    35
  Additional paid-in capital ................              227,404               224,587
  Notes receivable from stockholders ........               (1,261)               (1,752)
  Unearned compensation .....................                 (723)               (1,228)
  Other comprehensive loss ..................                  (27)                 (179)
  Accumulated deficit .......................              (92,913)              (57,479)
                                                         ---------             ---------
     Total stockholders' equity .............              132,515               163,984
                                                         ---------             ---------
                                                         $ 154,237             $ 188,660
                                                         =========             =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              CALICO COMMERCE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)

                                                       THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                           SEPTEMBER 30,                            SEPTEMBER 30,
                                                  -----------------------------             -----------------------------
                                                    2000                 1999                 2000                 1999
                                                  --------             --------             --------             --------
Net revenue:
License ..............................            $  4,245             $ 3,502             $ 11,216             $  6,959
Services .............................               4,832               4,674               10,441                8,650
                                                  --------             -------             --------             --------
    Total net revenue ................               9,077               8,176               21,657               15,609
                                                  --------             -------             --------             --------
Cost of net revenue:
License ..............................                 275                 114                  632                  114
Amortization of purchased
    technology .......................                 483                 122                  980                  259
Services .............................               6,197               3,473               11,376                6,133
                                                  --------             -------             --------             --------
   Total cost of net revenue .........               6,955               3,709               12,988                6,506
                                                  --------             -------             --------             --------
Gross profit .........................               2,122               4,467                8,669                9,103
                                                  --------             -------             --------             --------
Operating expenses:
  Sales and marketing ................               9,741               4,641               16,694                9,199
  Research and development ...........               5,428               3,801               10,739                6,467
  General and administrative .........               1,808               1,900                3,261                3,352
  Stock compensation .................                 226                 420                  505                  934
  Amortization of intangibles ........               7,481                 236               14,962                  476
                                                  --------             -------             --------             --------
    Total operating expenses .........              24,684              10,998               46,161               20,428
                                                  --------             -------             --------             --------
Loss from operations .................             (22,562)             (6,531)             (37,492)             (11,325)
Interest and other income, net .......                 947                  66                2,058                  137
                                                  --------             -------             --------             --------
Net loss .............................            $(21,615)            $(6,465)            $(35,434)            $(11,188)
                                                  ========             =======             ========             ========
Net loss per share:
Basic and diluted ....................            $  (0.63)            $ (0.69)            $  (1.04)            $  (1.21)
                                                  ========             =======             ========             ========
Weighted average shares ..............              34,400               9,400               34,200                9,200
                                                  ========             ======             ========             ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              CALICO COMMERCE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                        SIX MONTHS ENDED SEPTEMBER  30,
                                                                        -------------------------------
                                                                          2000                  1999
                                                                        --------             ----------
Cash flows from operating activities:
  Net loss .................................................            $(35,434)            $(11,188)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Provision for doubtful accounts ........................                  --                  450
    Provision for sales returns ............................                 550                  329
    Depreciation and amortization ..........................              17,217                1,682
    Stock compensation and other ...........................                 532                1,016
    Loss on disposal of assets .............................                (130)                  36

    Changes in assets and liabilities, net of acquisition:
      Accounts receivable ..................................               1,326               (1,087)
      Other current assets .................................                (227)              (1,089)
      Accounts payable .....................................              (1,883)               1,139
      Accrued liabilities ..................................                 642                1,283
      Deferred revenue .....................................              (1,341)              (1,187)
      Other liabilities ....................................                 (11)                 (60)
                                                                        --------             --------
        Net cash used in operating activities ..............             (18,759)              (8,676)
                                                                        --------             --------
Cash flows from investing activities:
  Purchases of property and equipment ......................              (3,786)              (2,162)
  Purchases of investments .................................             (21,907)                  --
  Sales and maturities of investments ......................              25,475                   --
                                                                        --------             --------
        Net cash used in investing activities ..............                (218)              (2,162)
                                                                        --------             --------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock ...................               2,965                  186
  Common Stock repurchases .................................                (175)                  --
  Proceeds from repayments of stockholder loans ............                 491                   --
  Net proceeds from issuance of preferred stock ............                  --                   16
  Proceeds from issuance of notes payable ..................                 515                1,000
  Repayments of notes payable ..............................                (711)                (311)
  Principal payments under capital lease obligations .......                (165)                (128)
                                                                        --------             --------
        Net cash provided by financing activities ..........               2,920                  763
                                                                        --------             --------
Net decrease in cash and cash equivalents ..................             (16,057)             (10,075)
Cash and cash equivalents at beginning of period ...........              25,917               15,441
                                                                        --------             --------
Cash and cash equivalents at end of period .................            $  9,860             $  5,366
                                                                        ========             ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              CALICO COMMERCE, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  For the Six months Ended September 30, 2000
                                  (unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

        The unaudited interim condensed consolidated financial statements include the accounts of Calico Commerce, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

        The accompanying condensed consolidated financial statements as of September 30, 2000 and for the six months ended September 30, 2000 and 1999 are unaudited and have been prepared on a basis consistent with the March 31, 2000 audited financial statements and include all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of these periods. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended March 31, 2000. The results of operations for the six months ended September 30, 2000 are not necessarily indicative of results to be expected for the entire year or any other period.

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

        Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collectibility is probable. During the quarter ended June 30, 2000, the company recorded license revenue aggregating $1.1 million from two transactions in which the Company received software from the customer in exchange. The software previously licensed by these customers was valued at fair market value based on the amounts normally charged to third parties for similar products.

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

        The following table sets forth the computation of basic and diluted net loss per share and the pro forma basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                              Three Months Ended             Six Months Ended
                                                                  September 30,                September 30,
                                                             -----------------------       -----------------------
                                                               2000           1999           2000           1999
                                                             --------       --------       --------       --------
Numerator:
  Net loss ............................................      $(21,615)      $ (6,465)      $(35,434)      $(11,188)
                                                             ========       ========       ========       ========

Denominator:
  Weighted average shares .............................        35,100         11,500         35,000         11,200
  Weighted average unvested shares of Common
    Stock subject to repurchase .......................          (700)        (2,100)          (800)        (2,000)
                                                             --------       --------       --------       --------

Denominator for basic and diluted
    Calculation .......................................        34,400          9,400         34,200          9,200
                                                             ========       ========       ========       ========

Net loss per share:
  Basic and diluted ...................................      $  (0.63)      $  (0.69)      $  (1.04)      $  (1.21)
                                                             ========       ========       ========       ========

        At September 30, 2000, 10,300,000 potential common shares are excluded from the determination of diluted net loss per share as the effect of such shares is antidilutive.


4. COMPREHENSIVE LOSS

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has had $27,000 in unrealized losses on short-term and long-term investments that are required to be reported in comprehensive loss. The components of comprehensive income that are excluded from net income are not significant, individually or in the aggregate, and therefore, no separate statement of comprehensive income has been presented.

5. SEGMENT REPORTING

        Calico operates in one single industry segment. There are no separate operating segments for which discrete financial statements are prepared. Management makes operating decisions and assesses performance primarily based upon product revenues and related gross margins.

        The majority of our sales to other foreign countries are originated in the United States and therefore represent export sales. The following is a breakdown of revenues by shipment or service delivery destination for the three and six months ended September 30, 2000 and 1999, respectively:

                                      Three Months               Six Months
                                   Ended September 30,       Ended September 30,
                                  --------------------      --------------------
                                    2000         1999         2000        1999
                                  -------      -------      -------      -------
North America ..............       $6,633       $7,294      $17,587      $13,835
European countries .........        1,700          518        3,063          957
Other foreign countries ....          744          364        1,007          817
                                   ------       ------      -------      -------
                                   $9,077       $8,176      $21,657      $15,609
                                   ======       ======      =======      =======

        For the six months ended September 30, 2000, one customer accounted for 10% of total revenue. For the six months ended September 30, 1999, two customers accounted for 25% and 16% of total revenue, respectively.

6. DEBT AND WARRANTS

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

        Under this commitment, Calico is required to meet certain monthly and quarterly financial tests, including minimum operating results and certain liquidity, leverage and debt service ratios. At September 30, 2000 the Company was not in compliance with all of the financial covenants, due to larger than expected net operating losses. Accordingly, the Company has classified all notes payable as current and due on demand.

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

7. COMMITMENTS AND CONTINGENCIES

        At September 30, 2000 the Company had noncancelable operating leases for office space and equipment of approximately $10.8 million, which are payable through fiscal 2005.

8. RECENT PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure or revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company will adopt SAB NO. 101 in the fiscal quarter ended March 31, 2001. Management believes the impact of SAB No. 101 will not have a material effect on the financial position or results of operations of the Company.

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting with Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement 133" ("SFAS 137"). SFAS 137 deferred the effective date of until the first fiscal quarter of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 in its quarter ended June 30, 2002. While the Company believes the adoption of the statements will not have a significant effect on the Company's results of operations, the impact of the adoption of SFAS NO. 133 and 137 as of the effective date cannot be reasonably estimated at this time.

        In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25" ("FIN 44"). The Interpretation clarifies the definition of employees for purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the financial position or results of operations of the Company.

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

OVERVIEW

        We provide software and services that enable companies to interact directly with their customers over the Internet, intranets, extranets, and corporate networks, and accessed through desktop and mobile computers and retail kiosks to improve the interactive buying and selling of complex products and services. We were incorporated in April 1994. From May 1994 through March 1997, we generated revenue primarily from the license of products based upon our first generation configuration technology. In March 1997, we released our first product designed for use over the Internet and corporate networks. In December 1998, we released Calico eSales 2.0, an integrated suite of products that extended the Internet-based architecture and included Calico eSales Catalog(since re-named Calico eSales InfoGuide), a product that allows targeted delivery of information without the need to modify existing applications or information sources. Calico eSales InfoGuide was the first product release based upon technology obtained from our August 1998 acquisition of FirstFloor, Inc. In May 1999, we released Calico eSales Loyalty Builder, which incorporates technology also obtained from our acquisition of FirstFloor. In June 1999, we released Calico eSales 2.5, an integrated suite that incorporates eSales Loyalty Builder, eSales Quote and improved versions of our other products. During the quarter ended December 31, 1999, we first sold the product obtained through our sublicense agreement with ConnectInc.com. We subsequently acquired ConnectInc.com in January 2000, and sell the product under the name Market Maker. In March 2000, we released Calico eSales 2.7, an improved version of our suite, and introduced Calico Advisor(TM), a product with a next generation configuration and recommendation application designed for extremely large scale e-commerce sites. In March 2000 the Company also introduced the Calico "Lightning Architecture(TM)", Calico's next-generation, standards based eBusiness application platform. In September, 2000, the Company introduced and began selling Price Point(TM) a dynamic custom pricing application.

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

        Since our inception, we have incurred quarterly and annual losses, and we expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. We incurred net losses of $27.8 million for fiscal 2000, $15.3 million for fiscal 1999, $5.5 million for fiscal 1998 and $35.4 million for the six months ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of $92.9 million. We expect that our operating expenses will continue to increase substantially in future quarters as we increase sales and marketing operations, develop new distribution channels, expand our professional services organization, and continue to fund research and development.

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


                                            Three  Months Ended      Six  Months Ended
                                                September 30,           September 30,
                                              ----------------        ----------------
                                              2000        1999        2000        1999
                                              ----        ----        ----        ----
Net revenue:
  License ..............................        47%         43%         52%         45%
  Services .............................        53          57          48          55
                                               ---         ---         ---         ---
     Total net revenue .................       100         100         100         100
                                               ---         ---         ---         ---
Cost of net revenue:
  License ..............................         3           1           3           1
  Amortization of purchased technology .         5           1           5           2
  Services .............................        69          43          52          39
                                               ---         ---         ---         ---
     Total cost of net revenue .........        77          45          60          42
                                               ---         ---         ---         ---
Gross profit ...........................        23          55          40          58
                                               ---         ---         ---         ---
Operating expenses:

  Sales and marketing ..................       107          57          77          59
  Research and development .............        60          46          50          41
  General and administrative ...........        20          23          15          21
  Stock compensation ...................         2           5           2           6
  Amortization of goodwill .............        82           4          70           4
                                               ---         ---         ---         ---
     Total operating expenses ..........       271         135         214         131
                                               ---         ---         ---         ---
Loss from operations ...................      (248)        (80)       (174)        (73)
Interest and other income, net .........        10           1          10           1
                                               ---         ---         ---         ---
Net loss ...............................      (238)        (79)       (164)        (72)
                                               ===         ===         ===         ===



COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUE

        Total net revenue increased 11% to $9.1 million in the three months ended September 30, 2000 from $8.2 million in the three months ended September 30, 1999.

        LICENSE. License revenue increased 21% to $4.2 million in the three months ended September 30, 2000 from $3.5 million in the three months ended September 30, 1999. License revenue as a percentage of total net revenue was 47% in the three months ended September 30, 2000 and 43% in the three months ended September 30, 1999. The increase in license revenue in absolute dollars is attributable to an increase in the number of license transactions recognized during the quarter.

        SERVICES. Services revenue increased 3% to $4.8 million in the three months ended September 30, 2000 from $4.7 million in the three months ended September 30, 1999. Services revenue as a percentage of total net revenue was 53% in the three months ended September 30, 2000 and 57% in the three months ended September 30, 1999. The increase in services revenue in absolute dollars is attributable to an increase in the installed base of customers under maintenance contracts, offset by credit-related deferrals and increased reserves.

During the three months ended September 30, 2000, 56% of maintenance revenue came from initial maintenance contracts, with the remainder from maintenance renewals.

COST OF REVENUE

        LICENSE. Cost of license revenue increased to $275,000 in the three months ended September 30, 2000 from $114,000 in the three months ended September 30, 1999. Cost of license revenue as a percentage of license revenue was 6% in the three months ended September 30, 2000 and 3% in the three months ended September 30, 1999. The increase in cost of license revenue as a percentage of license revenue is due to an increase in the number of our products which incur royalties for embedded technology. Since it is our continuing strategy to license third-party technology for inclusion in our products, we expect the cost of license revenue as a percentage of license revenue to fluctuate or increase in future periods.

        SERVICES. Cost of services revenue increased 78% to $6.2 million in the three months ended September 30, 2000 from $3.5 million in the three months ended September 30, 1999. Cost of services revenue as a percentage of services revenue was 128% in the three months ended September 30, 2000 and 74% in the three months ended September 30, 1999. The increase in cost of services revenue in absolute dollars is primarily due to costs associated with increased personnel and subcontractor expenses in our services organization. Services experienced a negative gross margin in the quarter ended September 30, 2000 due to expenses for project activities beyond the billable scope of engagements, work on engagements where revenue was deferred because of customer creditworthiness, and continued investments in infrastructure and training to support our systems integrator partners.

        AMORTIZATION OF PURCHASED TECHNOLOGY. Expenses for amortization of purchased technology increased to $483,000 in the three months ended September 30, 2000 from $122,000 in the three months ended September 30, 1999. The increase was due to the amortization of existing technology acquired in the ConnectInc.com acquisition.

OPERATING EXPENSES

        SALES AND MARKETING. Sales and marketing expenses increased 110% to $9.7 million in the three months ended September 30, 2000 from $4.6 million in the three months ended September 30, 1999. Sales and marketing expenses as a percentage of total net revenue increased to 107% in the three months ended September 30, 2000 from 57% in the three months ended September 30, 1999. Sales and marketing expenses increased in absolute dollars primarily due to increased personnel-related costs, resulting from our continued investment in the development of our domestic and international sales and marketing organizations, including our expansion into Japan during fiscal 2001, as well as advertising and other marketing activities. We intend to continue to expand our sales and marketing efforts, and accordingly, expect sales and marketing expenses to increase in absolute dollars in future periods.

        RESEARCH AND DEVELOPMENT. Research and development expenses increased 43% to $5.4 million in the three months ended September 30, 2000 from $3.8 million in the three months ended September 30, 1999. Research and development expenses as a percentage of total net revenue increased to 60% in the three months ended September 30, 2000 from 46% in the three months ended September 30, 1999. Research and development expenses increased in absolute dollars and as a percentage of total net revenue as a result of the addition of engineering and product development personnel and consultants, partially due to our acquisition of ConnectInc.com. Personnel-related expenses accounted for the majority of the increase in absolute dollars. We believe that continued investment in new product development is central to achieving our strategic objectives, and expect research and development expenses to increase in absolute dollars in future periods.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses declined to $1.8 million in the three months ended September 30, 2000 from $1.9 million in the three months ended September 30, 1999. General and administrative expenses as a percentage of total net revenue were 20% in the three months ended September 30, 2000 and 23% in the three months ended September 30, 1999. General and administrative expenses declined in absolute dollars due to reduced bad debt provisions and professional fees related to outside advisors, somewhat offset by increased personnel costs. General and administrative expenses declined as a percentage of net revenues due primarily to higher sales growth. We expect general and administrative expenses to increase in absolute dollars in future periods as we add personnel and incur costs to support the growth of our business.

        STOCK COMPENSATION. In connection with the granting of stock options to our employees, we recorded aggregate unearned compensation totaling $5.6 million through September 30, 2000. The unearned compensation represents the difference between the exercise price of stock option grants and the deemed fair value of our common stock at the time of the grants. We recorded expenses related to stock compensation of $226,000 in the three months ended September 30, 2000 and $420,000 in the three months ended September 30, 1999. Stock compensation expenses as a percentage of total net revenue were 2% in the three months ended September 30, 2000 and 5% in the three months ended September 30, 1999.

        AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased to $7.5 million in the three months ended September 30, 2000 from $236,000 in the three months ended September 30, 1999. This expense reflects the amortization of intangibles acquired as part of our acquisitions, primarily ConnectInc.com.

INTEREST AND OTHER INCOME, NET

        Interest and other income, net, increased to $947,000 in the three months ended September 30, 2000 from $66,000 in the three months ended September 30, 1999. The increase is primarily due to interest earned on increased cash and cash equivalents balances as a result of our initial public offering.

COMPARISON OF SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUE

        Total net revenue increased 39% to $21.7 million in the six months ended September 30, 2000 from $15.6 million in the six months ended September 30, 1999.

        LICENSE. License revenue increased 61% to $11.2 million in the six months ended September 30, 2000 from $7.0 million in the six months ended September 30, 1999. License revenue as a percentage of total net revenue was 52% in the six months ended September 30, 2000 and 45% in the six months ended September 30, 1999. The increase in license revenue in absolute dollars is attributable to an increase in the number of license transactions recognized during the quarter. During the six months ended September 30, 2000, 9.4% of license revenue was recorded from two transactions in which the Company received software from the customers in exchange.

        SERVICES. Services revenue increased 20% to $10.4 million in the six months ended September 30, 2000 from $8.7 million in the six months ended September 30, 1999. Services revenue as a percentage of total net revenue was 48% in the six months ended September 30, 2000 and 55% in the six months ended September 30, 1999. The increase in services revenue in absolute dollars is attributable to an increase in the number of consulting engagements, as well as an increase in the installed base of customers and in the average size of maintenance contracts. During the six months ended September 30, 2000, 54% of maintenance revenue came from initial maintenance contracts, with the remainder from maintenance renewals.

COST OF REVENUE

        LICENSE. Cost of license revenue increased to $632,000 in the six months ended September 30, 2000 from $114,000 in the six months ended September 30, 1999. Cost of license revenue as a percentage of license revenue was 6% in the six months ended September 30, 2000 and 2% in the six months ended September 30, 1999. The increase in cost of license revenue as a percentage of license revenue is due to royalties paid to third parties for embedded technology. Since it is our continuing strategy to license third-party technology for inclusion in our products, we expect the cost of license revenue as a percentage of license revenue to fluctuate or increase in future periods.

        SERVICES. Cost of services revenue increased 85% to $11.4 million in the six months ended September 30, 2000 from $6.1 million in the six months ended September 30, 1999. Cost of services revenue as a percentage of services revenue was 109% in the six months ended September 30, 2000 and 71% in the six months ended September 30, 1999. The increase in cost of services revenue in absolute dollars is primarily due to costs associated with increased personnel and subcontractors in our services organization. Services experienced a negative gross margin in the six months ended September 30, 2000 due to expenses for project activities beyond the billable scope of engagements, work on engagements where revenue was deferred because of customer creditworthiness, and continued investments in infrastructure and training to support our systems integrator partners.

        AMORTIZATION OF PURCHASED TECHNOLOGY. Expenses for amortization of purchased technology increased to $980,000 in the six months ended September 30, 2000 from

$259,000 in the six months ended September 30, 1999. The increase is due to the amortization of existing technology acquired in the ConnectInc.com acquisition.

OPERATING EXPENSES

        SALES AND MARKETING. Sales and marketing expenses increased 81% to $16.7 million in the six months ended September 30, 2000 from $9.2 million in the six months ended September 30, 1999. Sales and marketing expenses as a percentage of total net revenue increased to 77% in the six months ended September 30, 2000 from 59% in the six months ended September 30, 1999. Sales and marketing expenses increased in absolute dollars primarily due to increased personnel-related costs, resulting from our continued investment in the development of our domestic and international sales and marketing organizations, including our expansion into Japan during 2001, as well as advertising and other marketing activities. We intend to continue to expand our sales and marketing efforts, and accordingly, expect sales and marketing expenses to increase in absolute dollars in future periods.

        RESEARCH AND DEVELOPMENT. Research and development expenses increased 66% to $10.7 million in the six months ended September 30, 2000 from $6.5 million in the six months ended September 30, 1999. Research and development expenses as a percentage of total net revenue increased to 50% in the six months ended September 30, 2000 from 41% in the six months ended September 30, 1999. Research and development expenses increased in absolute dollars and as a percentage of total net revenue as a result of the addition of engineering and product development personnel and consultants. Personnel-related expenses accounted for the majority of the increase in absolute dollars. We believe that continued investment in new product development is central to achieving our strategic objectives, and expect research and development expenses to increase in absolute dollars in future periods.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses declined slightly to $3.3 million in the six months ended September 30, 2000 from $3.4 million in the six months ended September 30, 1999. General and administrative expenses as a percentage of total net revenue were 15% in the six months ended September 30, 2000 and 21% in the six months ended September 30, 1999. General and administrative expenses declined in absolute dollars due to reduced bad debt provisions and professional fees related to outside advisors, somewhat offset by increased personnel costs. General and administrative expenses declined as a percentage of net revenues due primarily to higher sales growth. We expect general and administrative expenses to increase in absolute dollars in future periods as we add personnel and incur costs to support the growth of our business.


        STOCK COMPENSATION. In connection with the granting of stock options to our employees, we recorded aggregate unearned compensation totaling $5.6 million through September 30, 2000. The unearned compensation represents the difference between the exercise price of stock option grants and the deemed fair value of our common stock at the time of the grants. We recorded expenses related to stock compensation of $505,000 in the six months ended September 30, 2000 and $934,000 in the six months ended September 30, 1999. Stock compensation expenses as a percentage of total net revenue were 2% in the six months ended September 30, 2000 and 6% in the six months ended September 30, 1999.

        AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased to $15.0 million in the six months ended September 30, 2000 from $476,000 in the six months ended September 30, 1999. This expense reflects the amortization of intangibles acquired as part of our acquisitions, primarily ConnectInc.com.

INTEREST AND OTHER INCOME, NET

        Interest and other income, net, increased to $2.1 million in the six months ended September 30, 2000 from $137,000 in the six months ended June 30, 1999. The increase is primarily due to interest earned on increased cash and cash equivalents balances as a result of our initial public offering.


LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2000, we had $9.9 million of cash and cash equivalents, $49.8 million of short-term investments and $2.1 million of long-term investments, compared with $25.9 million of cash and cash equivalents, $49.9 million of short-term investments and $5.4 million of long-term investments as of March 31, 2000.

        Cash used in operating activities was $18.8 million for the six months ended September 30, 2000, primarily from net losses, net of non-cash expenses including depreciation, amortization, and stock compensation, and a decrease in accounts payable and accrued liabilities. Cash used in operating activities was $8.7 million for the six months ended September 30, 1999, primarily from net losses, net of non-cash expenses including depreciation and stock compensation, and increases in our accounts receivable and other current assets offset by increases in accounts payable and accrued liabilities.

        Net cash used in investing activities was $218,000 for the six months ended September 30, 2000, primarily related to the purchase of capital equipment and software, offset by sales and maturities of investments. Net cash used in investing activities of $2.2 million for the six months ended September 30, 1999, related to purchases of computer equipment, software and to a lesser extent office furniture to support our expanding operations.

        Financing activities provided $2.9 million in the six months ended September 30, 2000 and $763,000 for the six months ended September 30, 1999. Financing activities consisted primarily of sales of our common stock through the exercise of stock options. We have also used debt and leases to partially finance our operations and capital purchases. At September 30, 2000, we had $2.5 million in current debt as well as $216,000 in current and non-current lease obligations.

        Included in the amounts above are four variable rate installment notes with a bank that are secured by the equipment financed by the bank. The notes bear interest at the bank's prime rate and are due between March 2001 and February 2002. Also included are one note payable to an equipment financing company that bears interest at 7% per year, due in October 2000 and three capital leases for the lease of computer and office equipment due through January 2003.

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

        Under this commitment, Calico is required to meet certain monthly and quarterly financial tests, including minimum operating results and certain liquidity, leverage and debt service ratios. At September 30, 2000 the Company was not in compliance with all of the financial covenants, due to larger than expected net operating losses. The Company is in the process of applying for a waiver from the bank with respect to these financial tests. If the Company is successful in obtaining this waiver, then the appropriate portion of these notes will be reclassified as long-term liabilities.

        At September 30, 2000, we had noncancelable operating leases for office space and equipment of approximately $10.8 million, which are payable through fiscal 2005.

        Although we have no material long-term commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. We intend to fund the potential increase in expenses and capital expenditures with existing cash and cash equivalents and short-term investments, and believe that these funds will be sufficient to meet our working capital needs for at least the next 12 months. However, we may need to raise additional funds in order to support more rapid expansion of our sales force, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. If we seek to raise additional funds, we may not be able to obtain funds on terms which are favorable or otherwise acceptable to us. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. Furthermore, these securities may have rights, preferences or privileges senior to our Common Stock.



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

        In June 1998,the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No 137, "Accounting with Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement 133" ("SFAS 137"). SFAS 137 deferred the effective date of until the first fiscal quarter of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 in its quarter ended June 30, 2002. While the Company believes the adoption of the statements will not have a significant effect on the Company's results of operations, the impact of the adoption of SFAS No. 133 and 137 as of the effective date cannot be reasonably estimated at this time.

        In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -an Interpretation of APB Opinion No. 25" ("FIN 44"). The Interpretation clarifies the definition of employees for purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the financial position or results of operations of the Company.

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

        We have incurred quarterly and annual losses in each of the six years since we were formed, and we expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. We incurred net losses of $21.6 million and $35.4 million for the three and six months ended September 30, 2000, respectively, as well as $27.8 million for fiscal 2000, $15.3 million for fiscal 1999 and $5.5 million for fiscal 1998. As of September 30, 2000, we had an accumulated deficit of $92.9 million. Moreover, we expect to continue to incur significant sales and marketing and research and development expenses, and, as a result, we will need to generate significant revenue to achieve and maintain profitability. Although our revenue has grown in recent quarters, we cannot be certain that we can sustain this growth or that we will generate sufficient revenue for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

BECAUSE A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUE, OUR REVENUE COULD DECLINE IF WE LOSE A MAJOR CUSTOMER

        We derive a significant portion of our revenue in each quarter from a limited number of customers. For the six months ended September 30, 2000, one customer accounted for 10% of total revenue. For the six months ended September 30, 1999, two customers accounted for 25% and 16% of total revenue, respectively. A number of our contracts are in excess of $1.0 million. We expect that a limited number of customers will continue to account for a substantial portion of our revenue for the foreseeable future. As a result, if we lose a major customer, if a contract is delayed, cancelled or deferred or if an anticipated sale is not made, our revenue would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue in any future period.

A SIGNIFICANT NUMBER OF EMERGING GROWTH CUSTOMERS HAS CONSEQUENTLY HEIGHTENED THE EFFECT OF CREDIT-RELATED ISSUES ON US AND WE MAY NOT ACHIEVE ANTICIPATED REVENUE SHOULD WE NEED TO DEFER A SIGNIFICANTLY INCREASED AMOUNT OF REVENUE

        The number of emerging growth companies to which we have sold licenses and services has increased significantly over time. These emerging growth customers often are in the process of obtaining funding and in many of these instances we have deferred a portion or all of the revenues from these customers until they have achieved adequate levels of financing and are able to compensate us. Should we have more customers than we anticipate with credit issues or if payment is not received on a timely basis, our business, operating results and general financial condition could be materially and adversely affected.

WE MAY NOT ACHIEVE ANTICIPATED REVENUE IF WE DO NOT SUCCESSFULLY INTRODUCE, OR IF OUR CUSTOMERS DO NOT ACCEPT, UPGRADES AND ENHANCEMENTS TO OUR PRODUCTS

        Our business depends on the success and customer acceptance of the introduction of upgrades as well as future enhancements. Although our products have been subject to our internal testing procedures, since a number of our products have only recently been introduced, including the Advisor product, the Lightning Architecture based Suite, and our Price Point product, customers may discover errors or other problems with the products, which may adversely affect its acceptance.

        We expect that we will continue to depend on revenue from new and enhanced versions of our products for the foreseeable future, and if our target customers do not continue to adopt and expand their use of these products, we may not achieve anticipated revenue.

WE COULD FAIL TO ACHIEVE ANTICIPATED REVENUE IF WE EXPERIENCE DELAYS IN INTRODUCTION AND MARKET ACCEPTANCE OF NEW PRODUCTS

        We expect to add new products by acquisition or internal development and by developing enhancements to our existing products. We have in the past experienced delays in the planned release dates of our software products and upgrades. New products may not be released on schedule or may contain defects when released. The introduction of enhancements to our suite of products may cause customers to defer orders for our existing products. New and enhanced products may not meet the requirements of the marketplace and achieve market acceptance. If we are unable to ship or implement new or enhanced products, such as our Price Point product that was introduced in September 2000, when planned, or fail to achieve timely market acceptance of our new or enhanced products, we may suffer lost sales and could fail to achieve anticipated revenue.


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

        Sales of our products and services in three markets -- computer hardware, network and telecommunications equipment and emerging growth companies -- accounted for nearly 56% of our total net revenue in the six months ended September 30, 2000. We expect that revenue from these three markets will continue to account for a substantial portion of our total net revenue in fiscal 2001. We are targeting expansion in additional market segments defined by industry where e-commerce software is highly strategic and promote competitive advantage, including manufacturing, retail, telecommunications services and financial services. If we are unable to successfully increase penetration of our existing markets or expand in these additional markets, or if the overall economic climate of our target markets deteriorates, we may not be able to achieve expected sales growth.

IN ORDER TO INCREASE SALES OF OUR PRODUCTS, WE MUST INCREASE OUR DIRECT SALES FORCE; HOWEVER, HIRING AND INTEGRATING SALES PERSONNEL IS COSTLY, AND TAKES TIME AND THERE IS A SHORTAGE OF QUALIFIED PERSONNEL

        Our future growth depends on the ability of our direct sales force to develop customer relationships and increase sales to a level that will allow us to reach and maintain profitability. Our ability to increase our sales will depend on our ability to cost effectively recruit, train and retain top quality sales people who are able to target prospective customers' senior management, and who can productively and efficiently generate and service large accounts. In addition, our Vice President of Worldwide Sales has only joined us in June of 2000.

        There is a shortage of the sales personnel we need, and competition for qualified personnel is intense. In addition, it will take time for new sales personnel to achieve full productivity and efficiency. If we are unable to hire or retain qualified sales personnel, or if newly hired personnel fail to develop the necessary skills or to reach productivity and cost effectiveness when anticipated, we may not be able to expand our sales organization and increase sales of our products.

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

OUR DEPENDENCE ON SERVICES REVENUE, WHICH CAN HAVE A LOWER GROSS MARGIN THAN LICENSE REVENUE, COULD ADVERSELY IMPACT OUR GROSS MARGIN AND OPERATING RESULTS

        We anticipate that services revenue will continue to represent a significant percentage of total net revenue as we continue to provide consulting and training services that complement our products and as our installed base of customers grows. To increase services revenue, we must expand our services organization, successfully recruit and train a sufficient number of qualified services personnel, and obtain renewals of current maintenance contracts by our customers. Should we be unable to recruit sufficient numbers of qualified service personnel, we may need to increasingly rely upon outsourcing maintenance contracts to independent contractors who generally are more expensive and thus reduce our gross margins.

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

ACQUISITIONS, SUCH AS OUR ACQUISITIONS OF FIRSTFLOOR AND CONNECTINC.COM, MAY BE COSTLY AND DIFFICULT TO INTEGRATE, DIVERT MANAGEMENT RESOURCES OR DILUTE STOCKHOLDER VALUE

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

        We have recently experienced a period of rapid growth and expansion, which places significant demands on our managerial administrative, operational, financial and other resources. All members of our management team have joined Calico since June 1997. Our

Vice President, Engineering joined Calico in January 1999, Our Vice President, our Vice President and Chief Financial Officer joined Calico in June 1999, our Vice President, Human Resources joined Calico in April 2000, and our Vice President, Worldwide Sales joined Calico in June 2000. From September 30, 1997 to September 30, 2000, we expanded from 85 to 351 employees. Our new employees include a number of key managerial, marketing, planning, technical and operations personnel who have not yet been fully integrated into our organization.

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


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about June 11, 1997, Susan D. Quinn, a former employee of ours, filed a complaint for sexual harassment and related causes of action against the Company and another former employee of ours in Santa Clara County Superior Court for the State of California. In or about June 1998, Ms. Quinn filed an amended complaint against the Company and our former employee for various claims including violation of the California Government Code, violations of the California Civil Code, wrongful termination and demotion, defamation, and intentional infliction of emotional distress. Calico has settled this lawsuit with Ms. Quinn, and the lawsuit was dismissed with prejudice on September 1, 2000.

        On July 20, 2000, Hummingbird Communication, Ltd., a Canadian Corporation, filed suit in Santa Clara County Superior Court against Calico as successor in interest to ConnectInc.com. Hummingbird is successor in interest to Fulcrum Technology, Inc., a former supplier of ConnectInc.com. Hummingbird's complaint alleged causes of action for breach of written contract, money had and received, and open book account, arising out of a contract under which ConnectInc.com was authorized to distribute licenses in Fulcrum software. Calico has settled this lawsuit with Hummingbird and the lawsuit was dismissed with prejudice on October 26, 2000.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its annual meeting of stockholders in San Jose, California on Tuesday, August 29, 2000. Of the 35,056,000 shares outstanding as of the record date, 25,244,182 shares were present or represented by proxy at the meeting on August 29, 2000. At the meeting, the following actions were voted upon:

(1) Election of one (1) Class I director to hold office for a 3-year term and until his or her successor is elected and qualified.

Alan P. Nauman  For Director: 24,782,062       Withheld from Director: 465,798
                             -----------                              ----------


(2) Appointment of PricewaterhouseCoopers, LLP as the Company's independent public accountants for the fiscal year ending March 31, 2001.

For:    25,151,487     Against:     64,484       Abstain:    31,889
    -----------------          ----------------          ----------------------

ITEM 5. OTHER INFORMATION

        Not applicable


ITEM 6. EXIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits



   No.         Description
---------      -----------
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


Date: 11/20/00                                /s/ ARTHUR F. KNAPP, JR.
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

INDEX TO EXHIBITS

 Exhibit
   No.         Description
---------      -----------
   27.1        Financial Data Schedule (filed only with the electronic
               submission of Form 10-Q in accordance with Edgar requirements)