Form 10-Q
period 2000-12-31
CALICO COMMERCE INC/
filed 2001-02-14
CIK 1081154

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

                              For the Quarter Ended
                                December 31, 2000

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 000-27431


                              Calico Commerce, Inc.
                              ---------------------

             (Exact name of registrant as specified in its charter)


               Delaware                                    77-0373344
----------------------------------                     ----------------------
   (State of other jurisdiction of                        (I.R.S Employer
    incorporation or organization)                     Identification Number)


333 West San Carlos, San Jose, California                     95110
-----------------------------------------                   ----------
(Address of principal executive offices)                    (Zip Code)

                                 (408) 975-7400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

(1) Yes    X                              No
         -----                                -----

(2) Yes    X                              No
         -----                                -----


     As of December 31, 2000 there were 35,279,000 shares of the Registrant's Common Stock outstanding.

================================================================================

                     CALICO COMMERCE, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS


                                                                             Page No.
                                                                             --------
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheet -
              December 31, 2000 and March 31, 2000                              3

        Condensed Consolidated Statement of Operations - Three and
              Nine Months Ended December 31, 2000 and 1999                      4

        Condensed Consolidated Statement of Cash Flows -
              Nine Months Ended December 31, 2000 and 1999                      5

        Notes to Condensed Consolidated Financial Statements                    6

Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                     9

Item 3. Quantitative and Qualitative Disclosures about Market Risk             25


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                      26

Item 2. Changes in Securities and Use of Proceeds                              26

Item 3. Defaults upon Senior Securities                                        26

Item 4. Submission of Matters to a Vote of Security Holders                    26

Item 5. Other Information                                                      26

Item 6. Exhibits and Reports on Form 8-K                                       26


SIGNATURE                                                                      27

                              CALICO COMMERCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)
                                   (unaudited)


                                                    DECEMBER 31,     MARCH 31,
                                                        2000            2000
                                                    ------------     ---------
                      ASSETS
  Current Assets:
    Cash and cash equivalents...................     $   5,232       $  25,917
    Short-term investments......................        37,055          49,923
    Accounts receivable, net....................         7,975          10,829
    Other current assets........................         3,939           2,568
                                                     ---------       ---------
       Total current assets.....................        54,201          89,237

  Long-term investments.........................         2,000           5,377
  Property and equipment, net...................         6,967           4,462
  Intangibles and other assets, net.............        65,646          89,584
                                                     ---------       ---------
                                                     $ 128,814       $ 188,660
                                                     =========       =========
                  LIABILITIES AND
               STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable............................     $   2,591       $   4,152
    Accrued liabilities.........................        10,546          11,641
    Deferred revenue............................         6,338           5,802
    Current portion of notes payable............         2,138           1,255
    Current portion of capital lease
       obligations..............................           131             275
                                                     ---------       ---------
       Total current liabilities................        21,744          23,125

  Notes payable, non-current....................            --           1,413
  Capital lease obligations, non-current........            38             106
  Other liabilities.............................            15              32
                                                     ---------       ---------
                                                        21,797          24,676
                                                     ---------       ---------

  Stockholders' equity:
    Preferred Stock.............................            --              --
    Common Stock................................            35              35
    Additional paid-in capital..................       227,790         224,587
    Notes receivable from stockholders..........        (1,225)         (1,752)
    Unearned compensation.......................          (550)         (1,228)
    Other comprehensive loss....................            24            (179)
    Accumulated deficit.........................      (119,057)        (57,479)
                                                     ---------       ---------
       Total stockholders' equity...............       107,017         163,984
                                                     ---------       ---------
                                                     $ 128,814       $ 188,660
                                                     =========       =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              CALICO COMMERCE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)


                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    DECEMBER 31,               DECEMBER 31,
                                               ----------------------      --------------------
                                                 2000         1999           2000        1999
                                               --------     --------       --------    --------
Net revenue:
License..................................      $  1,569     $  4,403       $ 12,785    $ 11,362
Services.................................         3,959        4,317         14,400      12,967
                                               --------     --------       --------    --------
    Total net revenue....................         5,528        8,720         27,185      24,329
                                               --------     --------       --------    --------
Cost of net revenue:
License..................................           382          108          1,014         222
Amortization of purchased
    technology...........................           469          347          1,449         606
Services (including stock-based
  compensation of $16, $32, $64 and $123,
  respectively)..........................         5,034        3,110         16,458       9,334
                                               --------     --------       --------    --------
   Total cost of net revenue.............         5,885        3,565         18,921      10,162
                                               --------     --------       --------    --------
Gross profit.............................          (357)       5,155          8,264      14,167
                                               --------     --------       --------    --------
Operating expenses:
  Sales and marketing (including stock-
    based compensation of $79, $149, $303
    and $568, respectively)..............        10,655        5,732         27,573      15,350
  Research and development (including
    stock-based compensation of $51, $83,
    $197 and $340,respectively)..........         5,613        3,982         16,498      10,706
  General and administrative (including
    stock-based compensation of $27, $58,
    $114 and $225, respectively).........         2,473        1,933          5,821       5,452
  Amortization of intangibles............         7,481          236         22,443         712
                                               --------     --------       --------    --------
    Total operating expenses.............        26,222       11,883         72,335      32,220
                                               --------     --------       --------    --------
Loss from operations.....................       (26,579)      (6,728)       (64,071)    (18,053)
Interest and other income, net...........           849        1,071          2,907       1,208
                                               --------     --------       --------    --------
Net loss before taxes....................      $(25,730)    $ (5,657)      $(61,164)   $(16,845)
Provision for income taxes...............           414           --            414          --
                                               --------     --------       --------    --------
Net loss                                       $(26,144)    $ (5,657)      $(61,578)   $(16,845)
                                               ========     ========       ========    ========
Net loss per share:
Basic and diluted........................      $  (0.75)    $  (0.19)      $  (1.79)   $  (1.04)
                                               ========     ========       ========    ========
Weighted average shares..................        34,700       30,300         34,400      16,200
                                               ========     ========       ========    ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              CALICO COMMERCE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)


                                                                NINE MONTHS ENDED DECEMBER 31,
                                                                     2000          1999
                                                                ------------      ---------
Cash flows from operating activities:
  Net loss..................................................       $ (61,578)     $ (16,845)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Provision for doubtful accounts.........................           1,000            617
    Provision for sales returns.............................             550            329
    Depreciation and amortization ..........................          25,960          2,491
    Stock compensation .....................................             739          1,456
    (Gain) Loss on disposal of assets.......................            (130)            36

    Changes in assets and liabilities, net of acquisition:
      Accounts receivable...................................           1,304         (5,116)
      Other current assets..................................          (1,371)          (966)
      Accounts payable......................................          (1,561)           (31)
      Accrued liabilities...................................          (1,095)         3,967
      Deferred revenue......................................             536           (246)
      Other liabilities.....................................             (17)           (37)
                                                                   ---------      ---------
        Net cash used in operating activities...............         (35,663)       (14,345)
                                                                   ---------      ---------
Cash flows from investing activities:
  Purchases of property and equipment.......................          (4,443)        (3,072)
  Purchases of investments..................................         (22,007)       (77,128)
  Sales and maturities of investments.......................          38,502         12,100
  Deposits .................................................              --           (184)
                                                                   ---------      ---------
        Net cash provided by (used in) investing activities..         12,052        (68,284)
                                                                   ---------      ---------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock....................           3,351         82,013
  Common Stock repurchases..................................             (37)            --
  Proceeds from repayments of stockholder loans.............             354            341
  Net proceeds from issuance of preferred stock.............              --             16
  Proceeds from issuance of notes payable...................             515          1,800
  Repayments of notes payable...............................          (1,045)          (495)
  Principal payments under capital lease obligations........            (212)          (181)
                                                                   ---------      ---------
        Net cash provided by financing activities...........           2,926         83,494
                                                                   ---------      ---------
Net increase (decrease) in cash and cash equivalents........         (20,865)           865
Cash and cash equivalents at beginning of period............          25,917         15,441
                                                                   ---------      ---------
Cash and cash equivalents at end of period..................       $   5,232      $  16,306
                                                                   =========      =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              CALICO COMMERCE, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   For the Nine Months Ended December 31, 2000
                                   (unaudited)

1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The unaudited interim condensed consolidated financial statements include the accounts of Calico Commerce, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying condensed consolidated financial statements as of December 31, 2000 and for the nine months ended December 31, 2000 and 1999 are unaudited and have been prepared on a basis consistent with the March 31, 2000 audited financial statements and include all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of these periods. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K/A for the fiscal year ended March 31, 2000. The results of operations for the nine months ended December 31, 2000 are not necessarily indicative of results to be expected for the entire year or any other period.

     The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the year ended March 31, 2000, the Company incurred a loss from operations of $30.2 million and negative cash flows from operations of $17.7 million. For the nine months ended December 31, 2000, the Company incurred a loss from operations of $61.6 million and negative cash flows from operations of $35.7 million. As of March 31, 2000 and December 31, 2000, the Company had accumulated deficits of $57.5 million and $119.1 million, respectively. In addition, at December 31, 2000, the Company was not in compliance with all of the financial covenants on an installment note, due to larger than expected net operating losses. The Company has classified this note payable as current & due on demand. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

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

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                              Three Months Ended         Nine Months Ended
                                                 December 31,                  December 31,
                                           -----------------------       -----------------------
                                             2000           1999           2000           1999
                                           --------       --------       --------       --------
Numerator:
  Net loss ..........................      $(26,144)      $ (5,657)      $(61,578)      $(16,845)
                                           ========       ========       ========       ========
Denominator:
  Weighted average shares ...........        35,200         32,000         35,100         18,400
  Weighted average unvested shares of
    Common Stock subject to
    repurchase ......................          (500)        (1,700)          (700)        (2,200)
                                           --------       --------       --------       --------
Denominator for basic and diluted
    Calculation .....................        34,700         30,300         34,400         16,200
                                           ========       ========       ========       ========
Net loss per share:
  Basic and diluted .................      $  (0.75)      $  (0.19)      $  (1.79)      $  (1.04)
                                           ========       ========       ========       ========


     At December 31, 2000, 10,400,000 potential common shares are excluded from the determination of diluted net loss per share as the effect of such shares is antidilutive.


4.   COMPREHENSIVE LOSS

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has had $24,000 in unrealized gain on short-term and long-term investments that are required to be reported in comprehensive loss. The components of comprehensive income that are excluded from net income are not significant, individually or in the aggregate, and therefore, no separate statement of comprehensive income has been presented.


5.   SEGMENT REPORTING

     Calico operates in one single industry segment. There are no separate operating segments for which discrete financial statements are prepared. Management makes operating decisions and assesses performance primarily based upon product revenues and related gross margins.

     The majority of our sales to other foreign countries are originated in the United States and therefore represent export sales. The following is a breakdown of revenues by shipment or service delivery destination for the three and nine months ended December 31, 2000 and 1999, respectively:

                                      Three Months              Nine Months
                                   Ended December 31,        Ended December 31,
                                  --------------------      --------------------
                                    2000        1999         2000         1999
                                  -------      -------      -------      -------
North America ..............      $ 4,268      $ 7,388      $21,855      $21,187
European countries .........          860        1,304        3,923        2,271
Other foreign countries ....          400           28        1,407          871
                                  -------      -------      -------      -------
                                  $ 5,528      $ 8,720      $27,185      $24,329
                                  =======      =======      =======      =======


     For the nine months ended December 31, 2000, no single customer accounted for 10% or more of total revenue. For the nine months ended December 31, 1999, two customers accounted for 21% and 15% of total revenue, respectively.


6.   DEBT

     In September 1999, Calico entered into a commitment with a bank to issue variable rate installment notes in connection with a proposed $3.0 million equipment financing credit line which expired June 30, 2000. Each advance bears interest at the bank's prime rate plus 0.5% per year, with the principal to be repaid in 36 equal monthly installments. As of March 31, 2000, the bank had made three advances totaling $2,143,000 under this commitment, and an additional $515,000 was advanced on June 30, 2000.

     Under this commitment, Calico is required to meet certain monthly and quarterly financial tests, including minimum operating results and certain liquidity, leverage and debt service ratios. At December 31, 2000 the Company was not in compliance with all of the financial covenants, due to larger than expected net operating losses. Accordingly, the Company has classified all notes payable as current & due on demand.


7.   WARRANTS

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

     In December, 2000, in connection with two software license agreements with customers, the Company issued two warrants. One warrant was issued to purchase 50,000 shares of the Company's common stock at $1.50 per share, expiring December 28, 2002 and the other was issued to purchase 50,000 shares of the Company's common stock at $1.00 per share. The estimated fair value of the warrants were $13,600 and $18,950, respectively, using the Black-Scholes option pricing model using the following weighted-average assumptions: the fair value of the Common Stock of $0.91, risk free interest rate of 6.8%, volatility factor of 75% and life of 2 years. Deferred revenue was reduced by the value of the warrants.


8.   COMMITMENTS AND CONTINGENCIES

     At December 31, 2000 the Company had noncancelable operating leases for office space and equipment of approximately $12.9 million, which are payable through fiscal 2006.


9.   SUBSEQUENT EVENTS

     On January 24, 2001, the Company announced a strategic restructuring plan, which was approved by the Board of Directors. Under the plan, operating expenses are expected to be reduced over the next 12 months in order to reduce negative operating cash flows. The plan will involve the elimination of approximately 23% of the workforce, or 90 full-time equivalents, as well as a reduction in office space and the disposal of excess capital equipment and internal-use software. It is anticipated that the Company will record an operating charge in the March 2001 quarter of between $2 million to $3 million related to the restructuring plan.

     Certain employees have been notified of their terminations. The workforce reductions consisted of both current positions and open requisitions that will not be filled. The focus of the personnel reduction was outside of the product development and customer service organizations, and primarily affected marketing and administration. The reduction was also designed to reduce the excess capacity in the Company's consulting service organization. Actual costs related to the severance packages of these terminations totaled approximately $369,000, which will be paid in the March 2001 quarter.

     The Company is in the process of estimating additional non-cash charges related to the disposal of certain assets, as well as additional cash charges related to reductions in excess capacity.


10.  RECENT PRONOUNCEMENTS

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

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). The Interpretation clarifies the definition of employees for purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the financial position or results of operations of the Company.


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

OVERVIEW

     We provide software and services that enable companies to interact directly with their customers over the Internet, corporate networks, intranets and extranets, and accessed through desktop and mobile computers and retail kiosks to improve the interactive buying and selling of complex products and services. We were incorporated in April 1994. From May 1994 through March 1997, we generated revenue primarily from the license of products based upon our first generation configuration technology. In March 1997, we released our first product designed for use over the Internet and corporate networks. In December 1998, we released Calico eSales 2.0, an integrated suite of products that extended the Internet-based architecture and included Calico eSales Catalog(since re-named Calico eSales InfoGuide), a product that allows targeted delivery of information without the need to modify existing applications or information sources. Calico eSales InfoGuide was the first product release based upon technology obtained from our August 1998 acquisition of FirstFloor, Inc. In May 1999, we released Calico eSales Loyalty Builder, which incorporates technology also obtained from our acquisition of FirstFloor. In June 1999, we released Calico eSales 2.5, an integrated suite that incorporates eSales Loyalty Builder, eSales Quote and improved versions of our other products. During the quarter ended December 31, 1999, we first sold the product obtained through our sublicense agreement with ConnectInc.com. We subsequently acquired ConnectInc.com in January 2000, and sell the product under the name Market Maker. In March 2000, we released Calico eSales 2.7, an improved version of our suite, and introduced Calico Advisor(TM), a product with a next generation configuration and recommendation application designed for extremely large scale e-commerce sites. In March 2000 the Company also introduced the Calico "Lightning Architecture(TM)", Calico's next-generation, standards based eBusiness application platform. In September, 2000, the Company introduced and began selling Price Point(TM) a dynamic custom pricing application.

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

     Since our inception, we have incurred quarterly and annual losses, and we expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. We incurred net losses of $27.8 million for fiscal 2000, $15.3 million for fiscal 1999, $5.5 million for fiscal 1998 and $61.6 million for the nine months ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of $119 million. 11.

     On January 24, 2001, the Company announced a strategic restructuring plan, which was approved by the Board of Directors. Under the plan, operating expenses are expected to be reduced over the next 12 months in order to reduce negative operating cash flows. The plan will involve the elimination of approximately 23% of the workforce, or 90 full-time equivalents, as well as a reduction in office space and the disposal of excess capital equipment and internal-use software. It is anticipated that the Company will record an operating charge in the March 2001 quarter of between $2 million to $3 million related to the restructuring plan.

     Certain employees have been notified of their terminations. The workforce reductions consisted of both current positions and open requisitions that will not be filled. The focus of the personnel reduction was outside of the product development and customer service organizations, and primarily affected marketing and administration. The reduction was also designed to reduce the excess capacity in the Company's consulting service organization. Actual costs related to the severance packages of these terminations totaled approximately $369,000, which will be paid in the March 2001 quarter.

     The Company is in the process of estimating additional non-cash charges related to the disposal of certain assets, as well as additional cash charges related to reductions in excess capacity.


RESULTS OF OPERATIONS

     The following table sets forth the periods indicated, the percentage of revenues represented by certain lines in our condensed consolidated statements of operations.


                                           Three Months Ended      Nine Months Ended
                                              December 31,           December 31,
                                           ------------------      -----------------
                                            2000        1999        2000        1999
                                            ----        ----        ----        ----
Net revenue:
  License ..............................      28%         50%         47%         47%
  Services .............................      72          50          53          53
                                            ----        ----        ----        ----
     Total net revenue .................     100         100         100         100

Cost of net revenue:
  License ..............................       7           1           4           1
  Amortization of purchased technology..       8           4           5           3
  Services .............................      91          36          61          38
                                            ----        ----        ----        ----
      Total cost of net revenue ........     106          41          70          42
                                            ----        ----        ----        ----
Gross profit ...........................      (6)         59          30          58
                                            ----        ----        ----        ----
Operating expenses:
   Sales and marketing .................     193          66         101          63
   Research and development ............     102          46          61          44
   General and administrative ..........      45          22          21          22
   Amortization of goodwill ............     135           3          83           3
                                            ----        ----        ----        ----
      Total operating expenses .........     475         137         266         132
                                            ----        ----        ----        ----
Loss from operations ...................    (481)        (78)       (236)        (74)
Interest and other income, net .........      15          13          11           5
                                            ----        ----        ----        ----

Net loss before taxes ..................    (466)        (65)       (225)        (69)
Provision for income taxes .............       7          --           2          --
                                            ----        ----        ----        ----

Net Loss ...............................    (473)        (65)       (227)        (69)
                                            ====        ====        ====        ====

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

REVENUE

     Total net revenue decreased 37% to $5.5 million in the three months ended December 31, 2000 from $8.7 million in the three months ended December 31, 1999.

     LICENSE. License revenue decreased 64% to $1.6 million in the three months ended December 31, 2000 from $4.4 million in the three months ended December 31, 1999. License revenue as a percentage of total net revenue was 28% in the three months ended December 31, 2000 and 50% in the three months ended December 31, 1999. The decrease in license revenue in absolute dollars is attributable to a decrease in the number of license transactions recognized during the quarter.

     SERVICES. Services revenue decreased 8% to $4 million in the three months ended December 31, 2000 from $4.3 million in the three months ended December 31, 1999. Services revenue as a percentage of total net revenue was 72% in the three months ended December 31, 2000 and 50% in the three months ended December 31, 1999. The decrease in services revenue in absolute dollars is attributable to an increase in service work being performed by our third-party partners, offset by an increase in the installed base of customers under maintenance contracts. During the three months ended December 31, 2000, 60% of maintenance revenue came from initial maintenance contracts, with the remainder from maintenance renewals.


COST OF REVENUE

     LICENSE. Cost of license revenue increased to $382,000 in the three months ended December 31, 2000 from $108,000 in the three months ended December 31, 1999. Cost of license revenue as a percentage of license revenue was 24% in the three months ended December 31, 2000 and 3% in the three months ended December 31, 1999. The increase in cost of license revenue as a percentage of license revenue is due to an increase in the number of our products which incur royalties for embedded technology. Since it is our continuing strategy to license third-party technology for inclusion in our products, we expect the cost of license revenue as a percentage of license revenue to fluctuate in future periods.

     SERVICES. Cost of services revenue, excluding stock-based compensation charges, increased 63% to $5 million in the three months ended December 31, 2000 from $3.1 million in the three months ended December 31, 1999. Cost of services revenue as a percentage of services revenue, excluding stock-based compensation charges, was 127% in the three months ended December 31, 2000 and 71% in the three months ended December 31, 1999. The increase in cost of services revenue in absolute dollars is primarily due to costs associated with increased personnel and subcontractor expenses in our services organization. Services experienced a negative gross margin in the quarter ended December 31, 2000 due to expenses for project activities beyond the billable scope of engagements, work on engagements where revenue was deferred because of customer creditworthiness, continued investments in infrastructure, training to support our systems integrator partners, as well as additional costs incurred due to excess capacity. As part of our restructuring plan, we plan to reduce excess capacity in our services organization.

     AMORTIZATION OF PURCHASED TECHNOLOGY. Expenses for amortization of purchased technology increased to $469,000 in the three months ended December 31, 2000 from $347,000 in the three months ended December 31, 1999. The increase was due to the amortization of existing technology acquired in the ConnectInc.com acquisition.


OPERATING EXPENSES

     SALES AND MARKETING. Sales and marketing expenses, excluding stock-based compensation charges, increased 89% to $10.6 million in the three months ended December 31, 2000 from $5.6 million in the three month ended December 31, 1999. Sales and marketing expenses, excluding stock-based compensation charges, as a percentage of total net revenue increased to 191% in the three months ended December 31, 2000 from 64% in the three months ended December 31, 1999. Sales and marketing expenses increased in absolute dollars primarily due to increased personnel-related costs, resulting from our continued investment in the development of our domestic and international sales and marketing organizations, including our expansion into Japan during fiscal 2001, as well as advertising and other marketing activities. We expect sales and marketing expenses to decline in the fourth quarter and then remain at fourth quarter levels in the foreseeable future in response to our restructuring plan.

     RESEARCH AND DEVELOPMENT. Research and development expenses, excluding stock-based compensation charges, increased 43% to $5.6 million in the three months ended December 31, 2000 from $3.9 million in the three months ended December 31, 1999. Research and development expenses, excluding stock-based compensation charges, as a percentage of total net revenue increased to 101% in the three months ended December 31, 2000 from 45% in the three months ended December 31, 1999. Research and development expenses increased in absolute dollars and as a percentage of total net revenue as a result of the addition of engineering and product development personnel and consultants, partially due to our acquisition of ConnectInc.com and our addition of an engineering office in India. Personnel-related expenses accounted for the majority of the increase in absolute dollars. We believe that continued investment in new product development is central to achieving our strategic objectives, and expect research and development expenses to remain at current levels in future periods.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses, excluding stock-based compensation charges, increased to $2.4 million in the three months ended December 31, 2000 from $1.9 million in the three months ended December 31, 1999. General and administrative expenses, excluding stock-based compensation charges, as a percentage of total net revenue were 44% in the three months ended December 31, 2000 and 22% in the three months ended December 31, 1999. General and administrative expenses increased in absolute dollars due to increased bad debt provisions and increased personnel costs, partially offset by decreases in professional fees related to external advisors. We expect general and administrative expenses to decline in the fourth quarter and then remain at fourth quarter levels for the foreseeable future, in response to our restructuring plan.

     AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased to $7.5 million in the three months ended December 31, 2000 from $236,000 in the three months ended December 31, 1999. This expense reflects the amortization of intangibles acquired as part of our acquisitions, primarily ConnectInc.com.

     STOCK COMPENSATION. In connection with the granting of stock options to our employees, we recorded aggregate unearned compensation totaling $5.6 million through December 31, 2000. The unearned compensation represents the difference between the exercise price of stock option grants and the deemed fair value of our common stock at the time of the grants. We recorded expenses related to stock compensation of $173,000 in the three months ended December 31, 2000 and $322,000 in the three months ended December 31, 1999. Stock compensation expenses as a percentage of total net revenue were 3% in the three months ended December 31, 2000 and 6% in the three months ended December 31, 1999. Remaining unearned compensation at December 31, 2000 totaled $550,000 and will be amortized quarterly, through September 30, 2002.


INTEREST AND OTHER INCOME, NET

     Interest and other income, net, decreased to $849,000 in the three months ended December 31, 2000 from $1.1 million in the three months ended December 31, 1999. The decrease is primarily due to a decrease in interest earned on decreasing investments, cash and cash equivalent balances as they are used for operating purposes.


PROVISION FOR INCOME TAXES

     We have recorded a provision for income taxes of $414,000 for the three months ended December 31, 2000. The provision as a percentage of total net revenue was 7%. We have incurred net operating losses since our inception; however, we have made sales in foreign countries and established sales subsidiaries in foreign countries. This provision is an estimate of taxes for sales subsidiaries in foreign locations.


COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999

REVENUE

     Total net revenue increased 12% to $27.2 million in the nine months ended December 31, 2000 from $24.3 million in the nine months ended December 31, 1999.

     LICENSE. License revenue increased 13% to $12.8 million in the nine months ended December 31, 2000 from $11.4 million in the nine months ended December 31, 1999. License revenue as a percentage of total net revenue was 47% for both the nine months ended December 31, 2000 and December 31, 1999. The increase in license revenue in absolute dollars is attributable to an increase in the number of license transactions recognized this year. During the nine months ended December 31, 2000, 9% of license revenue was recorded from two transactions in which the Company received software from the customers in exchange.

     SERVICES. Services revenue increased 11% to $14.4 million in the nine months ended December 31, 2000 from $13 million in the nine months ended December 31, 1999. Services revenue as a percentage of total net revenue was 53% for both the nine months ended December 31, 2000 and December 31, 1999. The increase in services revenue in absolute dollars is attributable to an increase in the number of consulting engagements, as well as an increase in the installed base of customers and in the average size of maintenance contracts. During the nine months ended December 31, 2000, 57% of maintenance revenue came from initial maintenance contracts, with the remainder from maintenance renewals.


COST OF REVENUE

     LICENSE. Cost of license revenue increased to $1 million in the nine months ended December 31, 2000 from $222,000 in the nine months ended December 31, 1999. Cost of license revenue as a percentage of license revenue was 8% in the nine months ended December 31, 2000 and 2% in the nine months ended December 31, 1999. The increase in cost of license revenue as a percentage of license revenue is due to royalties paid to third parties for embedded technology. Since it is our continuing strategy to license third-party technology for inclusion in our products, we expect the cost of license revenue as a percentage of license revenue to fluctuate in future periods.

     SERVICES. Cost of services revenue, excluding stock-based compensation charges, increased 78% to $16.4 million in the nine months ended December 31, 2000 from $9.2 million in the nine months ended December 31, 1999. Cost of services revenue, excluding stock-based compensation charges, as a percentage of services revenue was 114% in the nine months ended December 31, 2000 and 71% in the nine months ended December 31, 1999. The increase in cost of services revenue in absolute dollars is primarily due to costs associated with increased personnel and subcontractors in our services organization. Services experienced a negative gross margin in the nine months ended December 31, 2000 due to expenses for project activities beyond the billable scope of engagements, work on engagements where revenue was deferred because of customer creditworthiness, continued investments in infrastructure, training to support our systems integrator partners, as well as the costs associated with excess capacity.

     AMORTIZATION OF PURCHASED TECHNOLOGY. Expenses for amortization of purchased technology increased to $1.5 million in the nine months ended December 31, 2000 from $606,000 in the nine months ended December 31, 1999. The increase is due to the amortization of existing technology acquired in the ConnectInc.com acquisition.


OPERATING EXPENSES

     SALES AND MARKETING. Sales and marketing expenses, excluding stock-based compensation charges, increased 84% to $27.3 million in the nine months ended December 31, 2000 from $14.8 million in the nine months ended December 31, 1999. Sales and marketing expenses, excluding stock-based compensation charges, as a percentage of total net revenue increased to 100% in the nine months ended December 31, 2000 from 61% in the nine months ended December 31, 1999. Sales and marketing expenses increased in absolute dollars primarily due to increased personnel-related costs, resulting from our continued investment in the development of our domestic and international sales and marketing organizations, including our expansion into Japan during 2001, as well as advertising and other marketing activities. We expect sales and marketing expenses to decline in the fourth quarter and then remain at fourth quarter levels in the foreseeable future, in response to our restructuring plan.

     RESEARCH AND DEVELOPMENT. Research and development expenses, excluding stock-based compensation charges, increased 57% to $16.3 million in the nine months ended December 31, 2000 from $10.4 million in the nine months ended December 31, 1999. Research and development expenses, excluding stock-based compensation charges, as a percentage of total net revenue increased to 60% in the nine months ended December 31, 2000 from 43% in the nine months ended December 31, 1999. Research and development expenses increased in absolute dollars and as a percentage of total net revenue as a result of the addition of engineering and product development personnel and consultants. The majority of the increase in absolute dollars related to personnel-related expenses and costs associated with our opening of an engineering office in India. We believe that continued investment in new product development is central to achieving our strategic objectives, and expect research and development expenses to remain at current levels in future periods.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses, excluding stock-based compensation charges, increased slightly to $5.7 million in the nine months ended December 31, 2000 from $5.2 million in the nine months ended December 31, 1999. General and administrative expenses, excluding stock-based compensation charges, as a percentage of total net revenue were 21% in both the nine months ended December 31, 2000 and December 31, 1999. General and administrative expenses increased in absolute dollars due to increased bad debt provisions and increased personnel costs, partially offset by decreases in professional fees related to external advisors. We expect general and administrative expenses to decline in the fourth quarter and then at fourth quarter levels in the foreseeable future, in response to our restructuring plan.

     AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased to $22 million in the nine months ended December 31, 2000 from $712,000 in the nine months ended December 31, 1999. This expense reflects the amortization of intangibles acquired as part of our acquisitions, primarily ConnectInc.com.

     STOCK COMPENSATION. In connection with the granting of stock options to our employees, we recorded aggregate unearned compensation totaling $5.6 million through December 31, 2000. The unearned compensation represents the difference between the exercise price of stock option grants and the deemed fair value of our common stock at the time of the grants. We recorded expenses related to stock compensation of $678,000 in the nine months ended December 31, 2000 and $1.3 million in the nine months ended December 31, 1999. Stock compensation expenses as a percentage of total net revenue were 2% in the nine months ended December 31, 2000 and 5% in the nine months ended December 31, 1999. Remaining unearned compensation at December 31, 2000 totaled $550,000 and will be amortized quarterly, through September 30, 2002.


INTEREST AND OTHER INCOME, NET

     Interest and other income, net, increased to $2.9 million in the nine months ended December 31, 2000 from $1.2 million in the nine months ended December 31, 1999. The increase is primarily due to interest earned on higher average investments, cash and cash equivalents balances as a result of our initial public offering.


PROVISION FOR INCOME TAXES

     We have recorded a provision for income taxes of $414,000 for the nine months ended December 31, 2000. The provision as a percentage of total net revenue was 2%. We have incurred net operating losses since our inception; however, we have made sales in foreign countries and established sales subsidiaries in foreign countries. This provision is an estimate of taxes for sales subsidiaries in foreign locations.


LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, we had $5.2 million of cash and cash equivalents and $37.1 million of short-term investments, compared with $25.9 million of cash and cash equivalents and $49.9 million of short-term investments as of March 31, 2000.

     Cash used in operating activities was $35.7 million for the nine months ended December 31, 2000, primarily from net losses, net of non-cash expenses including depreciation, amortization and stock compensation, and a decrease in accounts payable and accrued liabilities. Cash used in operating activities was $14.3 million for the nine months ended December 31, 1999, primarily from net losses, net of non-cash expenses including depreciation and stock compensation, and increases in our accounts receivable and other current assets offset by increases in accounts payable and accrued liabilities. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

     Net cash provided by investing activities was $12.1 million for the nine months ended December 31, 2000, primarily related to sales and maturities of investments, partially offset by the purchase of capital equipment and software. Net cash used in investing activities of $68.3 million for the nine months ended December 31, 1999, related primarily to the purchase of investments after our initial public offering, and, to a lesser extent, purchases of computer equipment and software.

     Financing activities provided $2.9 million in the nine months ended December 31, 2000 and primarily related to the sales of our common stock through the exercise of stock options, partially offset by payments on debt and leases. Net cash provided by financing activities of $83.5 million for the nine months ended December 31, 1999 consisted primarily of sales of our common stock through our initial public offering. We have used debt and leases to partially finance our operations and capital purchases. At December 31, 2000, we had $2.1 million in current debt as well as $169,000 in current and non-current lease obligations.

     Included in the amounts above are four variable rate installment notes with a bank that are secured by the equipment financed by the bank. The notes bear interest at the bank's prime rate and are due between March 2001 and February 2002. Also included are three capital leases for the lease of computer and office equipment due through January 2003 and one note payable to an equipment financing company that bears interest at 7% per annum, which was paid in full in October 2000.

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

     Under this commitment, Calico is required to meet certain monthly and quarterly financial tests, including minimum operating results and certain liquidity, leverage and debt service ratios. At December 31, 2000 the Company was not in compliance with all of the financial covenants, due to larger than expected net operating losses. The Company is in the process of applying for a waiver from the bank with respect to these financial tests. If the Company is successful in obtaining this waiver, then the appropriate portion of these notes will be reclassified as long-term liabilities.

     At December 31, 2000, we had noncancelable operating leases for office space and equipment of approximately $12.9 million, which are payable through fiscal 2006.

     We anticipate our rate of capital expenditure to decline and then remain flat in the intermediate term. However, we may need to raise additional funds in order to support our sales force, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. If we seek to raise additional funds, we may not be able to obtain funds on terms which are favorable or otherwise acceptable to us. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. Furthermore, these securities may have rights, preferences or privileges senior to our Common Stock.


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

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). The Interpretation clarifies the definition of employees for purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the financial position or results of operations of the Company.


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


WE HAVE A HISTORY OF LOSSES, WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

     We have incurred quarterly and annual losses in each of the six years since we were formed, and we expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. We incurred net losses of $26.1 million and $61.6 million for the three and nine months ended December 31, 2000, respectively, as well as $27.8 million for fiscal 2000, $15.3 million for fiscal 1999 and $5.5 million for fiscal 1998. As of December 31, 2000, we had an accumulated deficit of $119 million. Moreover, we expect to continue to incur sales and marketing and research and development expenses, and, as a result, we will need to generate significant revenue to achieve and maintain profitability. If we are unable to increase revenue, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.


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

     As a result of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful and are not a good predictor of our future performance. Our current operating results have fallen below the expectations of public market analysts and investors, which can cause volatility or decline in the price of our common stock.


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


BECAUSE A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUE, OUR REVENUE COULD DECLINE IF WE LOSE A MAJOR CUSTOMER

     We derive a significant portion of our revenue in each quarter from a limited number of customers. For the nine months ended December 31, 2000, no single customer accounted for 10% or more of total revenue. For the nine months ended December 31, 1999, two customers accounted for 21% and 15% of total revenue, respectively. A number of our contracts are in excess of $1.0 million. We expect that a limited number of customers will continue to account for a substantial portion of our revenue for the foreseeable future. As a result, if we lose a major customer, if a contract is delayed, cancelled or deferred or if an anticipated sale is not made, our revenue would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue in any future period.


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

     Our business depends on the success and customer acceptance of the introduction of upgrades as well as future enhancements. Although our products have been subject to our internal testing procedures, since a number of our products have only recently been introduced, including the Advisor product, the Lightning Architecture based Suite and our Price Point product, customers may discover errors or other problems with the products, which may adversely affect its acceptance.

     We expect that we will continue to depend on revenue from new and enhanced versions of our products for the foreseeable future, and if our target customers do not continue to adopt and expand their use of these products, we may not achieve anticipated revenue.

WE COULD FAIL TO ACHIEVE ANTICIPATED REVENUE IF WE EXPERIENCE DELAYS IN INTRODUCTION AND MARKET ACCEPTANCE OF NEW PRODUCTS

     We expect to add new products by acquisition or internal development and by developing enhancements to our existing products. We have in the past experienced delays in the planned release dates of our software products and upgrades. New products may not be released on schedule or may contain defects when released. The introduction of enhancements to our suite of products may cause customers to defer orders for our existing products. New and enhanced products may not meet the requirements of the marketplace and achieve market acceptance. If we are unable to ship or implement new or enhanced products when planned, such as our Price Point product that was introduced in September 2000, or fail to achieve timely market acceptance of our new or enhanced products, we may suffer lost sales and could fail to achieve anticipated revenue.


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

     Sales of our products and services in three markets -- computer hardware, network and telecommunications equipment and emerging growth companies -- accounted for nearly 57% of our total net revenue in the nine months ended December 31, 2000. We expect that revenue from these three markets will continue to account for a substantial portion of our total net revenue. We are targeting expansion in additional market segments defined by industry where e-commerce software is highly strategic and promote competitive advantage, including manufacturing, retail, telecommunications services and financial services. If we are unable to successfully increase penetration of our existing markets or expand in these additional markets, or if the overall economic climate of our target markets deteriorates, we may not be able to achieve expected sales growth.


IN ORDER TO INCREASE SALES OF OUR PRODUCTS, WE MUST INCREASE OUR DIRECT SALES FORCE; HOWEVER, HIRING AND INTEGRATING SALES PERSONNEL IS COSTLY AND TAKES TIME, AND THERE IS A SHORTAGE OF QUALIFIED PERSONNEL

     Our future growth depends on the ability of our direct sales force to develop customer relationships and increase sales to a level that will allow us to reach and maintain profitability. Our ability to increase our sales will depend on our ability to cost effectively recruit, train and retain top quality sales people who are able to target prospective customers' senior management, and who can productively and efficiently generate and service large accounts. In addition, our Vice President of Worldwide Sales, who joined us in June of 2000, has resigned his position, effective January 2001.

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


MANY OF OUR EXECUTIVE OFFICERS AND KEY PERSONNEL ARE RELATIVELY NEW AND MUST BE INTEGRATED INTO OUR ORGANIZATION, AND WE NEED TO IMPROVE AND IMPLEMENT NEW SYSTEMS, PROCEDURES AND CONTROLS AND HIRE ADDITIONAL PERSONNEL IN ORDER TO GROW

     All members of our management team have joined Calico since June 1997. Our Vice President and Chief Financial Officer joined Calico in June 1999, and our Vice President, Human Resources joined Calico in April 2000. Our Vice President of Worldwide Sales, who joined us in June of 2000, has resigned his position, effective January 2001, as well as our Vice President, Engineering who joined Calico in January 1999. From September 30, 1997 to December 31, 2000, we expanded from 85 to 360 employees. We then reduced our workforce by 90 full-time positions in January of 2001. Our new employees include a number of key managerial, marketing, planning, technical and operations personnel who have not yet been fully integrated into our organization.

     We also plan to expand the geographic scope of our operations. Our expansion places significant demands on our managerial, administrative, operational, financial and other resources. To accommodate continued anticipated growth and expansion, we will be required to:

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


IF WE LOSE KEY PERSONNEL, WE COULD EXPERIENCE REDUCED SALES, DELAYED PRODUCT DEVELOPMENT AND DIVERSION OF MANAGEMENT RESOURCES

     Our success depends largely on the continued contributions of our key management, engineering, sales and marketing and professional services personnel, many of whom would be difficult to replace. We do not have employment agreements with most of our key personnel. If one or more members of our senior management were to resign, such as the Vice President of Engineering and Vice President of Worldwide Sales, who both resigned in January of 2001, the loss of personnel could result in loss of sales, delays in new product development and diversion of management resources.


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

     We license technology from several software providers for our application servers, our search capability software, and licensing mechanism and quote grid technology. We anticipate that we will continue to license technology from third parties in the future. This software may not continue to be available on commercially reasonable terms, if at all. Some of the software we license from third parties could be difficult to replace. The loss of any of these technology licenses could result in delays in the license of our products until equivalent technology, if available, is developed or identified, licensed and integrated. In addition, the effective implementation of our products depends upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products could prevent the implementation or impair the functionality of our products, delay new product introductions and/or injure our reputation. The use of additional third-party software would require us to enter into license agreements with third parties, which could result in higher royalty payments and a loss of product differentiation.


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

FLUCTUATIONS IN FOREIGN EXCHANGE RATES AND THE POSSIBLE LACK OF FINANCIAL STABILITY IN FOREIGN COUNTRIES COULD PREVENT OVERSEAS SALES GROWTH

     The majority of our international sales are currently U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. In the future, we may elect to invoice some of our international customers in local currencies. Doing so will subject us to fluctuations in exchange rates between the U.S. dollar and the particular local currency. Our operating results could also be adversely affected by the seasonality of international sales and the economic conditions of our overseas markets.


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

     We have also invested in a small number of privately held companies, almost all of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable


ITEM 5. OTHER INFORMATION

     Not applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Not applicable

(b)  Reports on Form 8-K

     Not applicable

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   February 14, 2001                   /s/
        --------------------                ------------------------------------
                                            Arthur F. Knapp, Jr.
                                            Vice President and Chief
                                            Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)