Form 10-K
period 2001-03-31
CALICO COMMERCE INC/
filed 2001-07-13
CIK 1081154

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                                    000-27431
                              (COMMISSION FILE NO.)
                                ----------------

                              CALICO COMMERCE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                77-0373344
       (STATE OF OTHER JURISDICTION         (I.R.S. EMPLOYER IDENTIFICATION NO.)
    OF INCORPORATION OR ORGANIZATION)

                      333 WEST SAN CARLOS STREET, SUITE 300
                           SAN JOSE, CALIFORNIA 95110
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 408-975-7400

                                ----------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of May 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $9,666,894 based on the closing sales price of such stock as reported on the Nasdaq Stock Market on such date of $0.33 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 31, 2001, there were 35,339,028 shares of the registrant's common stock, $.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement which is expected to be filed not later than 120 days after the Registrant's fiscal year ended March 31, 2001, to be delivered in connection with the Registrant's Annual Meeting of stockholders, are incorporated by reference into Part III of this Form 10-K.

================================================================================

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                                                                     PAGE
                                                                                     ----
                                     PART I

Item 1.    Business................................................................

Item 2.    Properties..............................................................

Item 3.    Legal Proceedings.......................................................

Item 4.    Submission of Matters to a Vote of Security Holders.....................

                                     PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters....

Item 6.    Selected Financial Data.................................................

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations...................................................

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk..............

Item 8.    Financial Statements and Supplementary Data.............................

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure....................................................

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant......................

Item 11.   Executive Compensation..................................................

Item 12.   Security Ownership of Certain Beneficial Owners and Management..........

Item 13.   Certain Relationships and Related Transactions..........................

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.........

           Signatures..............................................................

                                     PART I


        The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions to identify these forward-looking statements. We have based these statements on our current expectations and projections about future events. Our actual results and the timing of future events may differ significantly from the results discussed in the forward-looking statement. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including:

        - our ability to generate sufficient revenues and decrease costs in order to achieve and maintain positive cash flows and/or profitability;

        -   customer acceptance of our products;

        -   our ability to maintain our listing on the Nasdaq National Market;

        - our ability to introduce new products and enhancements to existing products that are accepted by our customers;

        -   our ability to enter new markets for our products;

        - delays or losses due to long sales and implementation cycles for our products; and

        -   our ability to raise additional capital on acceptable terms.

        Other factors that might cause our actual results to differ from expectation are discussed in "Factors That Could Affect Our Future Performance."

        In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.


ITEM 1. BUSINESS

OVERVIEW

        Calico Commerce, Inc. ("Calico" or "we" or "us") provides interactive selling software that enables our customers to sell broad and complex product offerings through their different sales channels as well as direct to customers over the Internet. Our products are Java and standards-based, and contain advanced configuration, recommendation and pricing technology that allows our customers to interact directly with users to create a web-based, guided selling experience that improves order accuracy, shortens sales cycles and results in improved customer satisfaction. Although applicable to a wide range of industries and markets, we have historically focused on the telecommunications, financial services, retail, computer hardware and manufacturing industries. In connection with the ongoing strategic restructuring of our business that we announced in January 2001, we anticipate evaluating new markets on which we may focus.

        On March 20, 2001, we sold the assets of ConnectInc.com, our wholly-owned subsidiary, consisting of Connect's Market Stream product line (which we had renamed MarketMaker), in exchange for approximately 1.63 million shares of common stock of Digital River, Inc. The assets sold to Digital River primarily consisted of our MarketMaker software product and the related intellectual property rights. The agreement with Digital River includes a contingent earnout whereby we may receive additional shares of Digital River's common stock based upon the revenue generated by the MarketMaker product, from sales by Digital River or by us, over the 13 months following March 20, 2001.

        In March 2001, we announced the appointment of Leslie E. Wright as our interim chief financial officer, following the resignation of our chief financial officer, Arthur F. Knapp, Jr., for personal reasons. On June 25, 2001, we engaged a consulting firm to perform an evaluation of both the business situation facing the company and the implementation of recommendations on the potential financial and operational restructuring of the company, as approved by our board of directors. We may enter into a long-term agreement with this consulting firm to manage Calico's ongoing operations and to fill several of our management positions.

        References in this annual report on Form 10-K to "Calico," "we," "our," and "us" collectively refer to Calico Commerce, Inc., a Delaware corporation, its subsidiaries and its California predecessor. Our principal executive offices are located at 333 West San Carlos Street, Suite 300, San Jose, California 95110, and our telephone number at that address is (408) 975-7400.

INDUSTRY BACKGROUND

        INTERACTIVE SELLING REQUIRES A NEW CLASS OF SOFTWARE

        Over the past two decades, many major corporations have invested resources automating their internal business processes by implementing enterprise resource planning and sales force automation software. These systems have enabled companies to centralize and better manage important company-wide data and business processes, and provide sales representatives with updated product information, contact management and data to track sales leads. While these systems have become an important element of company-wide information technology processes and have brought many operational benefits, they were developed prior to the commercial use of the Internet, and were not designed for large-scale, Internet-based, customer-driven interactions and commerce. Because these process automation systems were designed for a limited universe of internal users, they have not generally scaled to accommodate the significant number of users or transactions made possible by the Internet and have not provided the level of intuitive graphical user interface that is necessary for engaging customer interactions.

        As commercial use of the Internet began to develop, early electronic commerce vendors developed custom websites and transactions systems using general purpose Internet publishing tools, such as HTML editors and specialized database tools. These tools enabled companies to post static product catalogs and brochure content on the Internet, but generally allowed only limited real-time interactivity and did not provide proven reliability and scalability. Recently, packaged electronic commerce applications have emerged, focusing primarily on enabling transactions by providing security, credit card validation and the management of "shopping baskets". In addition, a variety of point solution software applications have been developed to provide functionality in discrete aspects of the selling process, such as personalization and content delivery. Even those vendors who have brought configuration applications to market rely on proprietary development languages and architectures, and lack powerful development and deployment tools, limiting their ability to solve complex problems, and necessitating large investments of time and resources to deploy and maintain solutions.

        These early packaged applications and point solutions have helped to automate online transactions. However, these applications and point solutions did not provide well-integrated functionality or capabilities for the online purchasing of complex and configurable products and services, such as telecommunications services, computers, network equipment or financial services. Second, they did not enable companies to sell through all their channels, on-line and off-line, seamlessly and effortlessly without requiring unique content to be created for each channel. Furthermore, given the complexity of the configuration problems encountered, these applications focused on avoiding errors when configuring complex products and services, but overlooked how development tools needed to be designed to maximize productivity of the internal users who would set up and maintain these solutions.

        We believe that the rapid growth and evolution of interactive selling requires software solutions designed specifically for complex sales interactions with customers, resellers and partners. This type of software must leverage companies' large investments in company-wide business applications, and combine the reliability of traditional enterprise systems with the scalability and flexibility of Internet software. In addition, this software must be customer-driven, built on standards, integrate a broad range of sophisticated functionality and enable the sale of complex products and services through all sales channels. Finally, these applications must provide the right tools for each internal user, maximize the effectiveness and efficiency, and therefore, the return on investment, from deploying these solutions.

PRODUCTS

        Calico provides an eBusiness application suite that enables our customers to sell broad or complex products and service offerings over the Internet and across their other existing sales channels, including direct interaction with customers over the Internet, through sales representatives or existing reseller and distributor channels, or to customers within a marketplace serving multiple buyers and suppliers. Our products enable our clients to provide their customers with the ability to create aspects of person-to-person selling in an online environment, matching the customer needs with the client's products. Our applications can be implemented individually or as part of the suite, depending on customer preference.

        Since last year, all of our products have been based on our Lightning Architecture,TM our standards-based eBusiness application platform. The Calico Lightning Architecture incorporates the BEA WebLogic Server, a Java-based application server which provides support for high transaction volumes and is the foundation of many of the world's most heavily trafficked e-Commerce sites. Our Lightning Architecture was designed to help customers more efficiently integrate our solutions into their existing systems.

We are currently selling the following from our suite of products:

        CALICO ADVISOR. Calico Advisor is a high performance configuration and recommendation application. Calico Advisor emulates an experienced sales representative by dynamically analyzing customer needs, and configuring, recommending, pricing, cross-selling and up-selling complex products and services. Calico Advisor is a Java, J2EE application server-based architecture and employs our "user guided behavior" technology to explore different combinations of solution elements. This technology enables users to evaluate alternatives on price, performance or other attributes, while concurrently determining that the configured product or service meets business or legal constraints set by the vendor. Calico Advisor provides a recommendation template for rapidly developing, prototyping, and deploying scenarios that help users navigate to appropriate solutions by dynamically presenting information, gathering data, adjusting the response to the user's unique requirements, and providing real-time feedback. Calico Advisor uses the Calico Visual Modeler, which creates models that can be loaded into an application running standalone or in a multi-user setting. A single model can be implemented and accessed across multiple sales channels, including direct sales, in-store, resellers, telesales, and sales over the Internet, streamlining maintenance and permitting significant flexibility.

        Calico Advisor now includes the quoting and information delivery functionality previously offered separately by Calico through its Quote and InfoGuide applications, which we are no longer selling as separate products. Calico Advisor's quoting functionality provides customized sales quotations to customers for selected products and stores quotes for later retrieval or immediate entry into an order management system. It is designed to enable unification of product requirements, complex configurations and pricing and acts as the intermediary to automating order entry. The information delivery functionality provides targeted marketing content, such as brochures, product data sheets, product reviews and competitive comparisons, directly to customers during the online buying process.

        Under the terms of our agreement with Digital River, Digital River can resell our Advisor and Price Point products in a hosted environment worldwide.

        CALICO NETWORK ADVISOR. Calico Network Advisor is a Java application that guides users through the online customization of networked communication services, thereby simplifying and accelerating the sales process. Specifically designed for the communication services industry, Network Advisor is optimized for selling voice and data networks. A broad array of services can be represented, from simpler products such as wireless and DSL, to the most complex solutions such as ATM/Frame Relay and IP VPN.

        MARKET MAKER, PRICE POINT & LOYALTY BUILDER. We sold our MarketMaker product to Digital River in March 2001, and currently resell licenses of the MarketMaker product under the terms of our agreement with Digital River on an OEM basis only. Our OEM agreement with Digital River will enable us to continue to provide the catalog and transaction functionality to customers who require it as part of their Interactive Selling Solution.

        We have previously sold our Price Point and Loyalty Builder products; however, although we may continue to support these products under terms of agreements with select customers, we do not currently intend to continue actively selling Price Point or Loyalty Builder as separate products. Calico Price Point is a web-based dynamic pricing solution that enables customers to create and deploy contracted, targeted and promotional pricing information across all sales channels. Calico Loyalty Builder is designed to provide customers with profiling technology for personalized buying over the Internet.


PROFESSIONAL SERVICES

        We offer a range of professional and support services to our customers in connection with the design and implementation of our products. We will analyze customer requirements and then define and create sample customer implementations that capture and model the business logic and policies that reflect the customer's marketing and selling practices. We provide design, data analysis and process modification advice, implementation consultation, education, and post- implementation maintenance. Our professional services consultants also help with the integration of our applications into other company-wide computer software systems maintained by our customers. Our professional services team and our consulting partners use Dreamweaver to design, create and finalize graphical user interfaces.

        We use our Planning and Assessment Methodology to define the opportunity set, quantify the business justification and plan the business and technical components of the project. This methodology requires us to perform cross-functional facilitation sessions, financial reviews and market comparisons to determine how our customers' business needs compare to leading practices in their industries.

        We also rely on the services of third-party systems integrators and professional services organizations to aid in the implementation and deployment of our products.

MAINTENANCE AND CUSTOMER SERVICE

        We offer post-implementation maintenance and customer service options to meet the varying needs of each customer. Customers covered by maintenance agreements can report application problems, request enhancements and obtain update releases of our products. Our help desk is staffed with technical support engineers experienced in Calico products and in a variety of programming languages. Our Technical Support Center consists of the Online Care Center and the Help Desk. Maintenance customers are eligible for this support and can access both the Online Care Center and the Help Desk via the web, or by e-mail, telephone, or facsimile. In addition to our support service options, we also offer remote consulting for customers needing migration assistance or performance consultations. We target our implementation support to customers who have completed development and now require assistance with deployment. We also help troubleshoot problems with network bandwidth, network access and configurations as they pertain to our products.

SALES AND MARKETING

        We market and sell our products primarily through our direct sales force located at our headquarters in San Jose, and our regional sales and service offices in North America, Europe and Japan. We have multi-disciplinary sales teams that consist of sales, technical and support professionals. However, we have substantially reduced our sales and marketing organization and expect to make further reductions shortly. Matthew Thompson, our former Vice President, Worldwide Sales, resigned in January 2001 and his position remains vacant. As of May 31, 2001, our total sales and marketing organization consisted of 56 employees, a decrease from the 84 employees comprising our sales and marketing organization at March 31, 2000.

        As part of recent strategic decisions and our cost-cutting measures, we have decreased our emphasis on international sales and marketing, other than in Japan and the U.K. Consequently, we have closed a number of our foreign sales offices. In addition, as a result of current uncertain economic conditions and reduced spending by our customers, the sales cycle of our products have lengthened, resulting in lower revenues and greater resources over a longer period of time being spent by our sales and marketing organization to close sales. Many of our customers have engaged in their own reductions in force, resulting in changes during the sales cycle to the point of contact within potential customers, causing our sales representatives to spend increased time closing sales leads.

        To support our direct sales efforts and to actively promote our Calico brand, we conduct marketing programs and market research, including public relations, trade shows, speaking engagements and ongoing customer communications.

STRATEGIC ALLIANCES

        Our strategic alliances are focused on relationships with systems integrators and professional services organizations such as Accenture (formerly Andersen Consulting), other professional services organizations such as KPMG, and systems integration and professional services partners including Cap Gemini, Ernst & Young, TSC, DiamondCluster, Nereid, Logica and CGI. These relationships allow us to provide our customers with additional professional services in the implementation, installation, customization and deployment of our products. As integration to enterprise systems is critical to our customers, we work with leading enterprise application integration vendors such as TIBCO and Vitria to provide integration from our products to many leading enterprise application vendors, including Oracle, Siebel Systems and SAP.

        We also maintain marketing, implementation and resale alliances with software vendors, systems integrators, and professional services organizations that are intended to increase our geographic sales coverage and address new vertical markets and market segments. Although we are not currently engaged in any direct marketing initiatives with such alliances and have not generated significant revenue from these alliances, we are focused on strengthening relationships with key alliances that have demonstrated a mutually beneficial and effective strategic fit.

        In Japan, we have reseller, professional services and business alliances with firms such as NEC, ISID, TIS and OGIS-RI.

CUSTOMERS

        We have concentrated sales to customers in the telecommunications services, computer and electronic hardware and network and telecommunications equipment industries, although our future strategy may include focus on additional markets. In fiscal 2001, no single customer represented more than 10% of our total net revenue, in fiscal 2000, Nortel and Qwest each represented more than 10% of our total net revenue, and in fiscal 1999, Gateway and Dell each represented more than 10% of our total net revenue. A substantial portion of our revenue in any given quarter has been, and is expected to continue to be, generated from a limited number of customers. For example, in fiscal 2001, 30 of our largest customers accounted for 80% of our total net revenue and 12 of our largest customers accounted for over 50% of our total net revenue. In fiscal 2001 we generated revenue from 111 customers, compared to 120 customers in fiscal 2000.

TECHNOLOGY

        A year ago, we moved all of our applications to the Java 2 Enterprise Edition platform, and adopted BEA WebLogic as our application server. Our technology comprises expert systems using artificial intelligence (AI), and in addition to the J2EE standards, uses eXtensible Markup Language (XML), a data-driven model and Internet-standard security protocols.

        The architecture of the Calico Suite comprises several layers, including various front-end client interfaces, the Web server, the Calico Server (BEA WebLogic), the data repository, custom-developed enterprise connectors and industry-standard Java application programming interfaces. The solution accommodates an open development framework, a streamlined data maintenance environment, data-independent rules builder tools in the development environment and multiple industry-standard Web developer tools.

        CALICO LIGHTNING ARCHITECTURE. The Calico Lightning Architecture(TM) is the Java, standards-based system framework for our suite. Built on BEA's WebLogic Server, a Java 2Enterprise Edition-ready Web application server, the Calico Lightning Architecture makes it possible for all Calico applications to deliver scalability, performance and flexibility. The Calico Lightning Architecture includes encryption technology supplied with BEA's WebLogic Server, which enables secure online communications and supports all common relational database management systems, and supports load balancing, clustering and automatic fail-over.

        USER-GUIDED BEHAVIOR TECHNOLOGY. We have developed proprietary "user-guided behavior" technology that is based upon expert systems that provide the ability to match user requirements with specific product and service offerings, subject to a number of constraints. Our data maintenance system allows data to be entered in tabular form for concise expression of relationships between data. Applications that are constructed from the models created with the Calico Visual Modeler require only constraints and product content information. The user interface information is defined separately using industry-standard tools such as Macromedia Dreamweaver. Since models can be loaded into an application running standalone or in a multi-user setting, the same application can be targeted to run on laptops, desktops and the Internet. Constraints, together with our user-guided behavior technology, provide options to the end user and explain why particular configurations are not valid. Our technology allows for compound modeling, which permits the configuration to extend to network class configuration problems.

        ADHERENCE TO INDUSTRY STANDARDS. Calico's applications have been designed based on XML, an emerging standard for data representation and computer-to-computer exchange of information supporting electronic commerce. Software systems that support XML provide customers with the ability to reduce application development time, easily integrate with prior generations of business software and hardware systems and build applications that span the business processes of a company, its suppliers, distributors and customers.

        In addition, Calico's applications have all been designed using Java, a programming language that enables compatibility across multiple platforms and facilitates Internet-based performance. Our architecture is designed to comply with widely accepted commercial software industry standards for building large-scale Internet applications. In addition to XML, we use other widely accepted standards in developing our products, including structured query language, Java database connectivity and open database connectivity for accessing relational database management systems, HTTP for Internet access and HTML for web information presentation. Calico's applications can be operated in conjunction with enterprise applications provided by Oracle, Siebel, Baan, SAP, JD Edwards and other enterprise software vendors.

RESEARCH AND DEVELOPMENT

        Our research and development expenses were $22.9 million in fiscal 2001, $15.7 million in fiscal 2000, and $6.1 million in fiscal 1999. Although we believe that our future success depends on our ability to continue to enhance our existing products and to develop new products that maintain technological competitiveness, we expect that our investment in research and development will decline in the near term. We expect to focus our research and development efforts in the near term on our configuration and interactive selling solutions. We will be evaluating our products to determine where future research and development resources should be applied; however, there can be no assurance that any of these product development efforts will result in commercially successful products, or that our products will not be rendered obsolete by changing technology or new product announcements by other companies.

        As of March 31, 2001, 86 of our employees were engaged in research and development activities. As a result of our recent workforce reductions, as of May 31, 2001, 58 employees were engaged in research and development activities, and it is anticipated that further significant reductions will be made in July 2001.

PROPRIETARY RIGHTS

        Our success and ability to compete are substantially dependent on our internally developed technology and software applications. We have been issued two U.S. patents, one of which is related to monitoring and notification technology and the other of which is related to certain aspects of our user-guided product configuration technology. In addition, we have filed additional patent applications in the United States and three foreign jurisdictions. While we rely on patent, trademark, copyright and trade secret laws and restrictions in the United States and other jurisdictions, together with contractual restrictions, to protect our proprietary rights, patent, trademark, copyright and trade secret protection may not be available in every country in which we distribute our products.

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

        We utilize technology provided by BEA Systems, Inc. for our application servers, Oracle Corporation for Relational Database, from Web Gain for object-relational mapping, from Install Shield for product installation, and from Rogue Wave Software, Inc. for development software. Should this third-party software no longer continue to be available at an acceptable cost, our products could be delayed until equivalent software could be developed or licensed and integrated into our products.

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

COMPETITION

        The market for software and services that enable electronic commerce for the interactive selling of products is intensely competitive, highly fragmented and rapidly changing. Competition has continued to persist, increase and intensify in the past year, with competition from vendors of enterprise class application software, including Siebel Systems, Oracle, SAP, and Baan, as well as point-solution, configuration competitors, such as Trilogy, Selectica and FirePond, all of which offer integrated solutions for electronic commerce incorporating some of the functionality of our solution. These competitors may intensify their efforts in our market. In addition, other enterprise software companies may offer competitive products in the future and companies may develop solutions in-house.

        Many of our competitors and potential competitors have a number of significant advantages over us, including:


        -      stronger financial condition;

        -      a longer operating history;

        -      preferred vendor status with our customers;

        -      more extensive name recognition and marketing power; and

        - significantly greater financial, technical, marketing and other resources.

        We also expect that competition will increase as a result of continued software industry consolidation, particularly in light of recent economic uncertainties and the weakening market, as our customers continue to decrease the amount of their resources spent on products such as ours as part of their own cost-cutting measures. Our competitors may bundle their products in a manner that may discourage customers from purchasing our products. Current and potential competitors have and may continue to establish cooperative relationships among themselves or with third parties or adopt aggressive pricing policies to gain market share. In addition, new competitors could emerge and rapidly capture market share.

        We believe that our ability to compete depends on many factors, both within and beyond our control, including:

        - the performance, functionality, scalability and flexibility of our software solutions;

        - the timing and market acceptance of new products and product enhancements to our products;

        -      the effectiveness of our sales and marketing efforts;

        -      the quality and performance of our professional services;

        -      concerns over our financial condition;

        - our ability to compete against competitors that may have substantially greater financial and organizational resources than do we; and

        - general economic conditions, particularly current uncertainties over the state of the market resulting in reduced purchases by customers of products such as ours.

Furthermore, concerns over our financial condition may cause customers to contract with our competitors rather than us and we may continue to lose market share to our competitors.

EMPLOYEES

        As of March 31, 2001, we had 262 employees, of which 86 were primarily engaged in product development, engineering or systems engineering, 92 were engaged in sales and marketing, 56 were engaged in professional services and 28 in general and administrative services. We recently restructured our organization, in both the final quarter of fiscal 2001 and the first quarter of fiscal 2002, and as of May 31, 2001, we had 172 employees, of which 58 were engaged in product development, engineering or systems engineering, 56 were engaged in sales and marketing, 38 in professional services and 20 in general and administrative services. We anticipate making further significant reductions in our workforce during July 2001 in order to continue to streamline operations and reduce costs. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe our relations with our employees are good.

                FACTORS THAT COULD AFFECT OUR FUTURE PERFORMANCE

Our future performance is subject to a variety of risks. If any of the following risks actually occur, our business could be harmed and the trading price of our common stock could decline. You should also refer to the other information contained in this report, including our consolidated financial statements and the related notes.

WE HAVE A HISTORY OF LOSSES, OUR REVENUES REACHED A HIGH OF $11.3 MILLION IN THE QUARTER ENDED MARCH 31,2000, AND HAVE DECLINED IN EVERY QUARTER SINCE THAT DATE, AND WE MAY BE UNABLE TO ACHIEVE REVENUES TO MATCH EXPENSES IN ORDER TO ACHIEVE POSITIVE CASH FLOWS TO CONTINUE AS A GOING CONCERN.

Since inception, we have funded our business primarily through selling our stock, not from cash generated by our business. We have incurred quarterly and annual losses in each of the six years since we were formed, and we expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. We incurred net losses of $77.1 million and $141.3 million for the three and twelve months ended March 31, 2001, respectively, as well as $27.8 million and $15.3 million for the fiscal years ended March 31, 2000 and 1999, respectively. As of March 31, 2001, we had an accumulated deficit of $198.8 million. Moreover, our revenues reached a high of $11.3 million in the quarter ended March 31, 2000 and have declined in every quarter since that date. If our revenues continue to decline and we are unable to significantly reduce our expenses, our business may be seriously harmed. This has caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Our growth has been from a limited base of customers, and we may not be able to increase revenues sufficiently to keep pace with our expenditures. Although we are exploring strategic alternatives, including reductions in our workforce, other reductions in operating expenses, and changes to our sales and marketing strategy, we expect to continue to experience losses and negative cash flows in the near term. If we are unable to increase revenue, we cannot be certain that we can reach profitability or positive cash flows on a quarterly or annual basis in the future. If we are unable to generate sufficient revenues to achieve positive cash flows, we may require additional financing. We cannot be sure that additional financing will be available on acceptable terms, if at all. With the decline in our stock price, any such financing is likely to be dilutive to existing stockholders. If we are unable to raise additional capital when we need it, we may be unable to continue as a viable company. Our auditors have included a paragraph in their report indicating that substantial doubt exists as to our ability to continue as a going concern.

WE MAY NEED ADDITIONAL CAPITAL WHICH MAY NOT BE AVAILABLE, AND WHICH WOULD DILUTE EXISTING STOCKHOLDERS.

        Our capital requirements over the next twelve months will depend on many factors, including our ability to achieve anticipated revenues and further reduce operating expenses. To reduce our expenditures, we recently restructured in several areas, including reduced staffing, expense management and curtailed capital spending. For example, in the six months ended June 30, 2001, we reduced our workforce by approximately 50% in order to reduce costs. However, as these actions will not be sufficient for us to obtain a positive cash flow, we plan to further reduce our expenditures and operating costs, including significant workforce reductions in July. We expect operating losses and negative cash flows from operations to continue for the foreseeable future. Our auditors have included a paragraph in their report indicating that substantial doubt exists as to our ability to continue as a going concern. We are uncertain as to whether our cash balance, collections on accounts receivable and funding from projected operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months, and believe it necessary for us to achieve expected revenues and substantially reduce expenditures. If we are unable to substantially increase revenues, reduce expenditures and collect upon accounts receivable, or if we incur unexpected expenditures, or are unable to liquidate our holdings in Digital River common stock on a timely basis and at an acceptable price, then we will need to reduce expenses further through further work force reductions and other cost cutting measures, and raise additional funds in order to continue as a going concern. Especially in light of our declining stock price and the extreme volatility in the technology capital markets, additional funding may not be available on favorable terms or at all. If additional funding is not available on acceptable terms when needed, we may be unable to continue as a going concern and achieve our intended business objectives.

OUR INABILITY TO MAINTAIN OUR LISTING ON THE NASDAQ NATIONAL MARKET WILL REDUCE THE MARKET AND LIQUIDITY OF OUR SHARES AND DAMAGE OUR GENERAL BUSINESS REPUTATION.

        In connection with our listing on the Nasdaq National Market we must maintain compliance with several requirements related to the trading price of our stock, our financial condition and our board of directors, among other factors. Our stock currently has been trading beneath the $1.00 minimum bid price on the Nasdaq National Market since February 14, 2001 and on June 27, 2001 we received notice from the Nasdaq National Market that we will be delisted. We do not intend to appeal this decision, and expect to be delisted shortly. Once we are delisted from the Nasdaq National Market, we will probably not qualify for the SmallCap listing of Nasdaq, and expect that our common stock will be traded on the over-the-counter market. Such action will reduce the market and liquidity of our shares and consequently the ability of our stockholders to purchase and sell our shares in an orderly manner or at all. Furthermore, our delisting from the Nasdaq National Market will likely damage our general business reputation and thus may harm our financial condition and operating results.

OUR QUARTERLY RESULTS FLUCTUATE SIGNIFICANTLY, ARE SUBJECT TO SEASONALITY AND MAY FALL SHORT OF ANTICIPATED LEVELS, WHICH MAY CAUSE VOLATILITY OR A DECLINE IN THE PRICE OF OUR COMMON STOCK.

        Our quarterly operating results have varied significantly in the past and we expect that they will continue to vary significantly from quarter to quarter in the future. As our revenues have declined, our dependence on limited numbers of customers per quarter has increased, which has further added to the volatility of our quarterly revenues. We expect to continue to incur substantial general and administrative, sales and marketing and research and development expenses, and, as a result, we will need to generate significant revenue to achieve and maintain profitability. Many of our expenses are relatively fixed in the short term, and are based in part on our expectations regarding future revenue levels. As a result, if total revenues for a particular quarter are below expectations, we might not be able to reduce operating expenses for that quarter, and a revenue shortfall could have a disproportionate effect on our operating results for that quarter as well as for the fiscal year.

        We have always received a major portion of our orders near the end of each quarter, and recently have received a major portion of our orders in the last several days of the quarter. Therefore, our ability to predict the volume and timing of orders has decreased, and delays in closing orders or implementation of our software has caused and is expected to continue to cause our operating results to fall substantially short of anticipated levels for that quarter.

        We experience seasonal fluctuations in the sales of our software products and have experienced a decrease in orders and a lengthening of the sales cycle for our products as a result of the economic uncertainties facing our customers. These fluctuations lead to fluctuations in our quarterly operating results and difficulty in predicting the timing of our ability to close sales.

        As a result of these and other factors, our current operating results have fallen below the expectations of public market analysts and investors, which can cause volatility or decline in the price of our common stock.

WE ARE IN BREACH OF THE FINANCIAL COVENANTS OF OUR BANK LOAN AND IF WE ARE UNABLE TO AGREE A WAIVER OF THE COVENANTS WITH OUR BANK, WE MAY HAVE TO USE SUBSTANTIAL CASH RESOURCES TO REPAY THE AMOUNTS DUE.

        We are in breach of certain financial covenants contained in credit agreements in the principal amount of approximately $1.8 million with our bank and are negotiating with the bank to secure waivers from the bank with respect to these breaches. Should the bank be unwilling to grant waivers, we could default on the loans, triggering remedies in favor of the bank. The bank could require additional cash or other security to secure the loan, or could declare loan immediately due and payable and foreclose on the assets currently securing the loan, including restricted cash and intellectual property. If the bank were to demand immediate payment of the loan amounts, the cash outlays for such purposes would not be available for other general corporate purposes. Consequently, our available cash, financial condition, operating results and business reputation could be materially and adversely affected. Our inability to comply with these financial covenants may preclude us from engaging in other financial transactions beneficial to the company, which could materially limit our ability to conduct our business or to enter into certain strategic transactions designed to maximize stockholder value.

WE MAY BE UNABLE TO HIRE AND RETAIN THE SKILLED PERSONNEL NECESSARY TO DEVELOP OUR ENGINEERING, PROFESSIONAL SERVICES AND SUPPORT CAPABILITIES IN ORDER TO CONTINUE TO GROW OUR BUSINESS.

        Although we have made considerable workforce reductions, and expect to make further reductions, we may need to increase our engineering, professional services and product management personnel in the future. Competition for these individuals is intense, and we may not be able to attract, integrate or retain highly qualified personnel in the future. Our business cannot continue to grow if we are unable to attract and retain qualified engineers to timely develop new and enhanced products that are accepted in the marketplace. Turnover among our engineering staff has been significant and we expect to lose additional employees in the future. Hiring qualified engineers has always been very competitive in the area in which we are headquartered, due to the limited number of people available with the necessary technical skills. We face greater difficulty attracting these personnel in light of our recent workforce reductions, which may adversely affect the morale of, and our ability to retain, those employees who have not been terminated. Because our stock price has recently suffered a significant decline, stock-based compensation, including options to purchase our common stock, may have diminished effectiveness as employee hiring and retention devices. If our retention efforts are ineffective, employee turnover could increase and our ability to execute our product development or sales and marketing strategies could be negatively affected.

WE MAY FACE DIFFICULTIES IN HIRING AND RETAINING QUALIFIED SALES PERSONNEL TO SELL OUR PRODUCTS AND SERVICES, WHICH COULD HARM OUR ABILITY TO INCREASE OUR REVENUES IN THE FUTURE.

        Our financial success depends to a large degree on the ability of our direct sales force to develop customer relationships and increase sales to a level that will allow us to reach and maintain profitability. Our ability to increase our sales will depend on our ability to train and retain top quality sales people who are able to target prospective customers' senior management, and who can productively and efficiently generate and service large accounts. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Turnover among our sales staff has been significant and a number of our employees have left or been terminated. For example, our Vice President of Worldwide Sales, who joined us in June of 2000, resigned his position in January of 2001. We expect to lose additional employees in the future. As part of our recent restructuring, we terminated a significant number of sales and marketing employees, and expect to make further significant reductions in our sales and marketing organization in July 2001. If we are able to support an increase in our sales and marketing staff in the future, hiring qualified sales and marketing personnel is very competitive. Furthermore, it may take a new salesperson a number of months before he or she becomes a productive member of our sales force. In the event we are unable to recruit and retain effective sales personnel, we will be unable to generate significant revenue and our operating results will be materially reduced.

OUR WORKFORCE REDUCTIONS AND FINANCIAL PERFORMANCE MAY ADVERSELY AFFECT THE MORALE AND PERFORMANCE OF OUR PERSONNEL AND OUR ABILITY TO HIRE NEW PERSONNEL.

        In connection with our effort to streamline operations, reduce costs and bring our staffing and structure in line with industry standards, we recently restructured our organization with reductions in our workforce. From September 30, 1997 to December 31, 2000, we expanded from 85 to 360 employees. We then reduced our workforce by 36 full-time positions and 54 consultant positions in January 2001 and again by 90 full-time positions in April 2001, with plans for further significant reductions in July 2001. From January 1 to June 30, 2001 we have incurred costs of $1.2 million associated with the workforce reduction related to severance and other employee-related costs, and expect to incur further costs. Our restructuring may also yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee morale and decreased performance. In addition, the recent trading levels of our common stock have decreased the value of our stock options granted to employees pursuant to our stock option plans. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive as having less volatile stock prices. Continuity of personnel can be an important factor in the successful completion of our development projects, and ongoing turnover in our research and development personnel could materially and adversely impact our development and marketing efforts. We believe that hiring and retaining qualified individuals at all levels is essential to our success, and there can be no assurance that we will be successful in attracting and retaining the necessary personnel.

WE HAVE APPOINTED A NEW INTERIM CHIEF FINANCIAL OFFICER AND REPLACED MANY OF OUR OTHER SENIOR OFFICERS, AND THE INTEGRATION OF THESE OFFICERS MAY INTERFERE WITH OUR OPERATIONS.

        We have lost or replaced most of our executive team in the last several months. We replaced our chief financial officer with our new interim chief financial officer, who joined Calico in March 2001, and we may need to recruit and train a permanent chief financial officer. We have lost our vice president of worldwide sales and replaced our chief technology officer and vice president of marketing. We have engaged Regent Pacific Management Corporation to perform consulting services, and anticipate entering into a long-term agreement with Regent Pacific that includes fulfillment of several senior management positions. We may need to selectively hire senior managers, or promote current employees to management positions. The transition of these employees into new duties and the loss of senior management has resulted and will continue to result in disruption to our ongoing operations and these transitions may materially harm the way that the market perceives our company and the price of our common stock. Our ability to operate our business depends upon our ability to integrate qualified and experienced management personnel, in addition to training and supervising current employees who are entrusted with a greater degree of responsibility and duties. Failure to effectively manage this period of business transition could result in loss of sales, delays in new product development and diversion of remaining management resources, among other adverse effects.

WE MAY EXPERIENCE INCREASING DIFFICULTY COLLECTING AMOUNTS DUE FROM OUR
CUSTOMERS.

        With the recent economic slowdown and the downturn in the market for products and services offered by our customers, many of these potential customers are forecasting that their revenue for the foreseeable future will be lower than anticipated, and some customers have experienced or are likely to experience serious cash flow problems and even bankruptcy. Economic conditions affecting our customers could cause customers to become unable or unwilling to pay us in a timely manner, or at all, for products and services that we have provided them, and we may continue to experience delays in our collection efforts. Although we have established reserves that we believe are sufficient to cover losses due to bad debts, there can be no assurance that such reserves will be sufficient to cover such losses. If losses due to delays or inability to pay are greater than our reserves, it could harm our business, operating results and financial condition.

A DECLINE IN GENERAL ECONOMIC CONDITIONS OR A DECREASE IN INFORMATION TECHNOLOGY SPENDING COULD HARM OUR RESULTS OF OPERATIONS.

        The change in economic conditions may lead to revised budgetary constraints regarding information technology spending for our customers. Potential customers which select our solution from a number of competitors may decide not to implement any configuration system in favor of reducing expenditures for information technology. A general slowdown in information technology spending due to economic conditions or other factors could significantly harm our business and operating results.

PENDING LITIGATION COULD SERIOUSLY HARM OUR BUSINESS.

        Since March 2001, various of our stockholders have filed class action lawsuits against us, certain of our current and former directors and officers and certain underwriters of our initial public offering of common stock in October 1999. The complaints, which recently were consolidated, allege generally that we and other named defendants failed properly to disclose certain underwriting arrangements or terms in connection with our initial public offering, which resulted in the manipulation of the price of our common stock. The lawsuits seek an unspecified amount of damages and are based on transactions in Calico common stock generally between October 1999 and June 2000. The uncertainty associated with these substantial, unresolved lawsuits could seriously harm our business and financial condition. In particular, the lawsuits could harm our relationships with existing customers and our ability to obtain new customers. The continued defense of these lawsuits also could result in the diversion of resources including diversion of our management's time and attention away from business operations, which could materially harm our business and financial results. Negative developments with respect to the lawsuits could cause our stock price to decline significantly. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the defense and resolution of these lawsuits, by settlement of otherwise, the size of any such payments could seriously harm our financial condition. Because the complaints do not specify the amount of damages plaintiffs seek, we are unable to estimate the possible range of damages that could be awarded as a result of the lawsuits. We maintain Directors and Officers insurance applicable to the lawsuits, but there can be no guarantee that the proceeds of such insurance will be available for defense fees and costs, or payment of any settlement or judgment in the lawsuits. We have not set aside any financial reserves relating to potential damages associated with these lawsuits.

TO DATE, OUR SALES HAVE BEEN CONCENTRATED IN THE COMPUTER HARDWARE, NETWORK AND TELECOMMUNICATIONS EQUIPMENT, AND EMERGING GROWTH COMPANY MARKETS AND IF WE ARE UNABLE TO SUCCESSFULLY PENETRATE NEW MARKETS, WE MAY NOT BE ABLE TO ACHIEVE EXPECTED SALES GROWTH.

        Sales of our products and services in three markets -- computer hardware, network and telecommunications equipment and emerging growth companies -- accounted for nearly 72% of our total net revenue in the year ended March 31, 2001. We expect that revenue from computer hardware, network and telecommunications equipment companies will continue to account for a substantial portion of our total net revenue. However, we are evaluating new markets on which to focus our sales and marketing efforts, including the medical devices market. If we are unable to successfully increase penetration of our existing markets or expand into additional markets, or if the overall economic climate of our target markets deteriorates, we may not be able to maintain or achieve sales growth, which would cause our business to be seriously harmed.

OUR PRODUCTS HAVE AN INCREASINGLY LONG SALES CYCLE WHICH MAKES IT DIFFICULT TO PREDICT OUR QUARTERLY RESULTS AND MAY CAUSE OPERATING RESULTS TO VARY SIGNIFICANTLY.

        The sales cycle for our products is long, typically ranging from three months to a year, making it difficult to predict the quarter in which revenue recognition may occur. In addition, recent market conditions have resulted in a lengthening of our sales cycle, as customers spend longer periods evaluating our software before purchasing. Furthermore, concerns over our financial performance may cause customers to contract with our competitors rather than us, requiring us to spend additional time and resources with each sales lead. In addition, as our customers have implemented their own reductions in their workforce, our sales representatives have had to develop new points of contact, thus lengthening the sales cycle even further. Our products have a relatively high sales price per unit, and often are part of a significant strategic decision by our customers regarding their information systems infrastructure. Accordingly, the decision to purchase our products typically requires significant pre-purchase evaluation, and in this climate of economic uncertainty and reluctance to spend resources, sales become harder to close. We spend significant time educating and providing information to prospective customers regarding the use and benefits of our products. During this evaluation period, we may expend substantial funds in sales, marketing and management efforts.

        This lengthy sales cycle causes our license revenue and operating results to vary significantly from period to period. With the overall decline in our sales, we have become increasingly dependent on a limited number of customers in each quarter. Accordingly, if anticipated sales from a specific customer for a particular quarter are not realized in that quarter, our operating results may vary significantly and we may not achieve expected revenues.

IF WE ARE UNABLE TO COMPLETE SUBSTANTIAL LICENSE SALES WHEN ANTICIPATED OR EXPERIENCE DELAYS IN THE PROGRESS ON A PROJECT OR IN THE SATISFACTION OF CONTRACT TERMS, WE MAY HAVE TO DEFER REVENUE UNTIL LATER QUARTERS, CAUSING OUR QUARTERLY RESULTS TO FLUCTUATE AND FALL BELOW ANTICIPATED LEVELS.

        Even after the purchase of our products, it often takes substantial time and resources to implement our software and to integrate it with our customers' existing computer systems. We may not be able to recognize all or a portion of the revenue until the implementation of the software is completed or milestones are achieved. We have in the past and may in the future be required to defer license revenue for software products from the period in which the agreement for the license of software is signed, to subsequent periods. If we are unable to complete one or more substantial anticipated license sales or experience delays in the progress on a project or product or in the satisfaction of contract terms required for revenue recognition in a particular quarter, we may not be able to recognize revenue when anticipated, causing our quarterly results to fluctuate and fall below anticipated levels. This could cause our stock price to decline. In addition, some of our customers are experiencing uncertain financial results, and if funding is not assured, rendering our ability to collect amounts due for the sale of our products or services, we are unable to recognize revenue in the quarter in which agreement is reached, and must defer recognition until payment is received from the customer.

OUR FAILURE TO MEET CUSTOMER EXPECTATIONS ON DEPLOYMENT OF OUR PRODUCTS COULD RESULT IN NEGATIVE PUBLICITY AND REDUCED SALES, BOTH OF WHICH WOULD SIGNIFICANTLY HARM OUR BUSINESS AND OPERATING RESULTS.

        In the past, our customers have experienced difficulties or delays in completing implementation of our products. We may experience similar difficulties or delays in the future. Our products require some customization in implementation, which can be more time consuming than we or our customers anticipate. Deploying our products can also involve time-consuming integration with our customers' legacy systems, such as existing databases and enterprise resource planning software. Failing to meet customer expectations on deployment of our products could result in a loss of customers and negative publicity regarding us and our products, which could adversely affect our ability to attract new customers. In addition, time-consuming deployments may also increase the amount of professional services we must allocate to each customer, thereby increasing our costs and adversely affecting our business and operating results.

BECAUSE A SMALL NUMBER OF NEW CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUE IN EACH QUARTER, WE MAY NOT ACHIEVE EXPECTED REVENUE IF WE DO NOT CONTINUE TO GENERATE SALES FROM NEW CUSTOMERS.

        We derive a significant portion of our revenue in each quarter from a limited number of customers. For the twelve months ended March 31, 2001, no single customer accounted for 10% or more of total revenue, however, 12 customers accounted for over 50% of our total revenues, and 30 customers accounted for over 80% of our total revenues. For the twelve months ended March 31, 2000, two customers accounted for 17% and 14% of total revenue, respectively. We expect that a limited number of customers will continue to account for a substantial portion of our revenue for the foreseeable future, and that this trend is likely to increase in the near term. As a result, if we lose a major customer, if a contract is delayed, cancelled or deferred or if an anticipated sale is not made, our revenue would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue, particularly license revenue, in any future period.

WE MAY NOT ACHIEVE ANTICIPATED REVENUE IF WE DO NOT SUCCESSFULLY INTRODUCE, OR IF OUR CUSTOMERS DO NOT ACCEPT, UPGRADES AND ENHANCEMENTS TO OUR PRODUCTS.

        Our business depends on the success and customer acceptance of the introduction of upgrades as well as future enhancements to our products. Although our products have been subject to our internal testing procedures, customers may discover errors or other problems with the products, which may adversely affect its acceptance. In addition, customers that have prior versions of our products that are not based upon our Lightning Architecture may have greater difficulty migrating to our new architecture with later releases of our products

        We are no longer actively selling all of our existing products, and expect to focus attention on enhancement to our products comprising interactive selling solutions--those products providing configuration and recommendation functionality. This strategy will require certain enhancements to and upgrades of our products, and we expect that we will continue to depend on revenue from new and enhanced versions of these products for the foreseeable future. If our target customers do not continue to adopt and expand their use of these products, and if our focus on interactive selling solutions is not successful, we may not achieve anticipated revenue.

WE COULD FAIL TO ACHIEVE ANTICIPATED REVENUE IF WE EXPERIENCE DELAYS IN THE INTRODUCTION AND MARKET ACCEPTANCE OF NEW PRODUCTS.

        We have in the past experienced delays in the planned release dates of our software products and upgrades. New products may not be released on schedule or may contain defects when released. The introduction of enhancements to our suite of products may cause customers to defer orders for our existing products. New and enhanced products may not meet the requirements of the marketplace and achieve market acceptance. If we are unable to ship or implement new or enhanced products when planned, or fail to achieve timely market acceptance of our new or enhanced products, we may suffer lost sales and could fail to achieve anticipated revenue. We cannot guarantee that any new products or enhancements to our existing products will attract widespread demand or market acceptance. If we are unsuccessful in our development efforts, we will be unable to increase our revenues, or improve our business as anticipated.

IF OUR PRODUCTS DO NOT SCALE TO OPERATE IN A COMPANY-WIDE ENVIRONMENT, WE MAY LOSE SALES AND SUFFER DECREASE REVENUE.

        Our software must be highly scalable, or able to accommodate substantial increases in the number of users concurrently using the product. If our solutions do not perform adequately in large-scale implementations, we may lose customer sales resulting in a decline in revenue.

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

DEFECTS IN OUR SOFTWARE PRODUCTS AND SYSTEM ERRORS IN OUR CUSTOMERS' SYSTEMS AFTER INSTALLING OUR SOFTWARE COULD RESULT IN LOSS OF REVENUE, DELAY IN MARKET ACCEPTANCE AND INJURY TO OUR REPUTATION.

        Complex software products like ours may contain undetected errors or defects, that may be detected at any point in the life of the product. We have in the past discovered software errors in our products and as a result have experienced delays in shipment of products during the period required to correct these errors. Errors may be found from time to time in our new or enhanced products after commencement of commercial shipments, resulting in loss of revenue, delay in market acceptance and sales, diversion of development resources, injury to our reputation or increased warranty and repair costs.

        Our products are generally used in systems with other vendors' products, and as a result our products must integrate successfully with these existing systems. System errors, whether caused by our products or those of another vendor, could adversely affect the market acceptance of our products, and any necessary revisions could cause us to incur significant expenses.

IF WE ARE UNABLE TO ESTABLISH AND MAINTAIN RELATIONSHIPS WITH THIRD PARTY CONSULTANTS, WE MAY NOT BE ABLE TO PROVIDE ADEQUATE IMPLEMENTATION SERVICES TO OUR CUSTOMERS.

        Sales of the license of our products depends on our ability to provide our customers with professional services to assist with design, implementation, deployment and maintenance of our products. If we are unable to obtain the support of third-party consultants to provide these services in a cost-effective and efficient manner, or if third-party consultants decide to develop their own products or support the products of our competitors rather than our products, we may not be able to provide sufficient implementation services to our customers. This could result in delays to the implementation of our products, increased cost of implementation for our customers, decreased customer satisfaction and loss of sales. In addition, if we have to retain third party consultants to provide services for our customers for which we have previously committed, the resulting increased costs could have an adverse impact on the gross margins for our professional services.

OUR DEPENDENCE ON SERVICES REVENUE, WHICH CAN HAVE A LOWER GROSS MARGIN THAN LICENSE REVENUE, COULD ADVERSELY IMPACT OUR GROSS MARGIN AND OPERATING RESULTS.

        We anticipate that services revenue will continue to represent a significant portion of total net revenue as we continue to provide consulting and training services that complement our products. Although services revenue is important to our business, services revenue has lower gross margins than license revenue. As a result, a continued increase in the percentage of total net revenue represented by services revenue or an unexpected decrease in license revenue could have a detrimental impact on our overall gross margins and our operating results.

WE NEED TO ESTABLISH AND MAINTAIN KEY MARKETING ALLIANCES TO COMPLEMENT OUR DIRECT SALES FORCE IN ORDER TO GROW SALES. HOWEVER FEW POTENTIAL PARTNERS HAVE FOCUSED ON OUR SOFTWARE MARKET AND WE HAVE ONLY ENTERED INTO A SMALL NUMBER OF KEY ALLIANCES.

        In order to increase geographic sales coverage and to address new markets and customer segments, we must complement our direct sales force with strategic marketing alliances. However, few potential partner organizations have focused on the type of packaged electronic commerce applications that we offer, and we have only established a limited number of such key alliances. To date, we have yet to generate meaningful amounts of revenue from these alliances and we are not actively engaged in any joint marketing initiatives with any of these alliances. If we fail to maintain and increase the effectiveness of our existing relationships or fail to establish new key alliances, we may not be able to expand our sales.

WE FACE SUBSTANTIAL COMPETITION AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

        The market for software and services that enable electronic commerce for the interactive selling of products is intensely competitive, highly fragmented and rapidly changing. Competition has continued to persist, increase and intensify in the past year, with competition from vendors of enterprise class application software, including Siebel Systems, Oracle, SAP, and Baan, and point-solution, configuration competitors, such as Trilogy, Selectica and FirePond, as well as companies developing solutions in-house.

Competitors vary in size and in the scope and breadth of the products and services offered. Many of our competitors and potential competitors have a number of significant advantages over us, including:

        -      stronger financial condition;

        -      a longer operating history;

        -      preferred vendor status with our customers;

        -      more extensive name recognition and marketing power; and

        - significantly greater financial, technical, marketing and other resources.

        We also expect that competition will increase as a result of continued software industry consolidation, particularly in light of recent economic uncertainties and the weakening market, as our customers continue to decrease the amount of their resources spent on products such as ours as part of their own cost-cutting measures. Our competitors may bundle their products in a manner that may discourage customers from purchasing our products. Current and potential competitors have and may continue to establish cooperative relationships among themselves or with third parties or adopt aggressive pricing policies to gain market share. In addition, new competitors could emerge and rapidly capture market share. Competitive pressures may require us to reduce the prices of our products and services. We may not be able to maintain or expand our sales if competition increases and we are unable to respond effectively.

        In addition, concerns over our financial performance may cause customers to contract with our competitors rather than us and we may continue to lose market share to our competitors.

NEW TECHNOLOGIES COULD RENDER OUR PRODUCTS OBSOLETE OR REQUIRE US TO REWRITE OUR SOFTWARE IN NEW COMPUTER LANGUAGES OR FOR OTHER OPERATING SYSTEMS.

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

WE DEPEND ON TECHNOLOGY LICENSED TO US BY THIRD PARTIES FOR CERTAIN OF THE UNDERLYING TECHNOLOGY IN OUR PRODUCTS AND THE LOSS OF THESE LICENSES COULD RESULT IN INCREASED COSTS OR DELAY OF OUR PRODUCTS.

        We utilize technology provided by BEA Systems, Inc. for our application servers, Oracle Corporation for Relational Database, from Web Gain for object-relational mapping, from Install Shield for product installation, and from Rogue Wave Software, Inc. for development software. Should this third-party software no longer continue to be available at an acceptable cost, our products could be delayed until equivalent software could be developed or licensed and integrated into our products.

        We license, and anticipate continuing to license, technology from several software providers for our application servers, our relational database, object relational mapping, product installation and our development software. In particular, we depend on technology from BEA WebLogic for our servers. This software may not continue to be available on commercially reasonable terms, if at all, and some of it could be difficult to replace. The loss of any of these technology licenses could result in delays in the license of our products until equivalent technology, if available, is developed or identified, licensed and integrated. In addition, the effective implementation of our products depends upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products could prevent the implementation or impair the functionality of our products, delay new product introductions and/or injure our reputation. The use of additional third-party software would require us to enter into license agreements with third parties, which could result in higher royalty payments and a loss of product differentiation.

SHOULD WE BECOME SUBJECT TO PRODUCT LIABILITY LITIGATION, IT COULD BE COSTLY AND TIME CONSUMING TO DEFEND.

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

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY WE MAY LOSE A VALUABLE ASSET OR INCUR COSTLY LITIGATION TO PROTECT OUR RIGHTS.

        We rely on patent, trademark, trade secret and copyright laws to protect the intellectual property upon which we depend for our success. Despite our efforts to protect our intellectual property, a third party could copy or otherwise obtain our software or other proprietary information without authorization, or could develop software competitive to ours. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around our patents or other intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect that it will remain difficult to monitor the use of our products overseas.

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

IF THE FUNCTIONALITY OF OUR PRODUCTS OVERLAPS A COMPETITORS' PRODUCTS AND WE BECOME SUBJECT TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS, THESE CLAIMS COULD BE COSTLY AND TIME-CONSUMING TO DEFEND, DIVERT MANAGEMENT ATTENTION OR CAUSE PRODUCT DELAYS.

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

THE LACK OF A RELIABLE SUPPLY OF ELECTRICITY IN CALIFORNIA OR ELSEWHERE COULD DISRUPT BOTH OUR OPERATIONS AND DAMAGE OUR ABILITY TO EARN REVENUE AND OUR GENERAL BUSINESS CONDITION.

        California has recently experienced ongoing power system shortages which have resulted in "rolling blackouts," and the recent bankruptcy filing by one of the major California public utilities may increase the number and severity of these blackouts. These blackouts, blackouts in other regions or procedures implemented to avert blackouts could cause disruptions to our operations and the operations of our customers. Such disruptions, particularly at the end of a quarter, could adversely affect quarterly revenues and net income by delaying the closing of a number of licensing transactions.

IF WE DO NOT SUCCESSFULLY ADDRESS THE RISKS INHERENT IN OUR INTERNATIONAL OPERATIONS, OUR BUSINESS COULD SUFFER.

        In the year ended March 31, 2001, we continued to pursue international sales of our products. We derived 26% of our revenue from international sales in the year ended March 31, 2001, compared to 13% in the year ended March 31, 2000. Although we intend to continue to operate in international markets and spend financial and managerial resources to do so, we have recently reduced our international operations. If revenues from international operations do not exceed the expense of maintaining these operations, our business, financial condition and operating results will suffer. We have limited experience in international operations and may not be able to compete effectively. We face certain risks inherent in conducting business internationally, including:

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

        - unexpected changes in regulatory requirements that impose multiple conflicting tax laws and regulations;

        - fluctuations in currency exchange rates and imposition of currency exchange controls;

        -   Potentially adverse tax consequences; and

        - Reduced protection for intellectual property rights in some countries.

INCREASING GOVERNMENT REGULATION OF THE INTERNET COULD LIMIT THE MARKET FOR OUR PRODUCTS AND SERVICES, OR IMPOSE ON US GREATER TAX BURDENS OR LIABILITY FOR TRANSMISSION OF PROTECTED DATA.

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

RESTRICTIONS ON EXPORT OF ENCRYPTED TECHNOLOGY COULD CAUSE US TO INCUR DELAYS IN INTERNATIONAL PRODUCT SALES.

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

THE ROLE OF ACQUISITIONS IN OUR GROWTH MAY BE LIMITED, WHICH COULD SERIOUSLY HARM OUR CONTINUED OPERATIONS.

        In the past, acquisitions have been an important part of our growth strategy. To gain access to key technologies, new products and broader customer bases, we have acquired companies in exchange for shares of our common stock. Because the recent trading price of our common stock has been significantly lower than in the past, the role of acquisitions in our growth may be substantially limited. If we are unable to acquire companies in exchange for our common stock, we may not have access to new customers, needed technological advances or new products and enhancements to existing products. This would substantially impair our ability to respond to market opportunities, which could adversely affect our operating results and financial condition.

WE HAVE IMPLEMENTED CERTAIN ANTI-TAKEOVER PROVISIONS THAT MAY PREVENT OR DELAY AN ACQUISITION OF CALICO THAT MIGHT BE BENEFICIAL TO OUR STOCKHOLDERS.

        Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

        - establishment of a classified board of directors such that not all members of the board may be elected at one time;

        - the ability of the board of directors to issue without stockholder approval up to 10,000,000 shares of preferred stock to increase the number of outstanding shares and thwart a takeover attempt;

        - no provision for cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

        -      limitations on who may call special meetings of stockholders;

        - prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

        - establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE AND HAS EXPERIENCED A SIGNIFICANT DECLINE, PARTICULARLY BECAUSE OUR BUSINESS DEPENDS ON THE INTERNET, AND MAY CONTINUE TO BE VOLATILE AND DECLINE.

        The trading price of our common stock has fluctuated widely in the past and is expected to continue to do so in the future, as a result of a number of factors, many of which are outside our control. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, particularly Internet-related companies, and that have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations has adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Current pending securities class action litigation could result in substantial costs and a diversion of our management's attention and resources. Our common stock reached a high of $31.313 during the year ended March 31, 2001 and traded as low as $0.125 through June 30, 2001.

OUR HEADQUARTERS ARE LOCATED IN NORTHERN CALIFORNIA WHERE NATURAL DISASTERS MAY OCCUR WHICH COULD DAMAGE OUR FACILITIES AND RENDER US UNABLE TO MANAGE OUR BUSINESS FOR SOME PERIOD OF TIME.

        Our corporate headquarters is located in Northern California. Northern California historically has been vulnerable to natural disasters and other risks, such as earthquakes, which at times have disrupted the local economy and posed physical risks to our property. In the event of such disaster, our business would suffer. We presently do not have redundant, multiple site capacity in the event of a natural disaster.


ITEM 2. PROPERTIES

        Our headquarters facility is located in San Jose, California. We lease approximately 42,000 square feet for our corporate headquarters which includes research and development, sales and marketing, general and administrative operations. This lease expires in September 2004. We also lease office space for sales and marketing activities in Boston, Massachusetts; Addison, Texas; Reston, Virginia; New York, New York; Atlanta, Georgia; Reading, England; Tokyo, Japan and Bangalore, India, under leases for terms expiring from March 2001 to December 2005. We also have leased approximately 34,000 square feet of office space in San Jose, California, Oakbrook, Illinois and Chicago, Illinois, all of which we have sublet to unrelated third parties. We believe that our current facilities will be adequate to meet our needs for the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

        Beginning in March, 2001, a number of complaints were filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of our common stock between the date of our initial public offering and the end of June, 2000. The complaints name as defendants Calico and certain of its current and former directors and officers, and several underwriters of our initial public offering. Plaintiffs allege, among other things, that our prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission was materially false and misleading because it failed to disclose that the investment banks which underwrote Calico's initial public offering of securities and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of our securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of our common stock after the initial public offering. The plaintiffs attempt to state claims for violation of Sections 11, 12 and 15 of the Securities Act of 1933, and under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated by the Securities Exchange Commission. On June 12, 2001, Judge Shira A. Scheindlin, United States District Judge for the Southern District of New York, ordered that: (a) all of the class action complaints be consolidated, (b) Cynthia Yuen Lai Hui, Marshall Hui and Paul Statham be appointed to serve as lead plaintiffs pursuant to the Private Securities Litigation Reform Act ("PSLRA"), and (c) the law firms of Bernstein Liebhard & Lifschitz LLP of New York and Schiffrin & Barroway of Bala Cynwood Pennsylvania be appointed and serve as lead counsel for plaintiffs pursuant to the PSLRA. Calico and the other defendants will be required to respond to a consolidated amended complaint at the end of August, 2001. While management intends to defend the actions vigorously, the litigation is in the preliminary stage, and we cannot predict the outcome with certainty. We may incur substantial legal fees and expenses, and the litigation may divert the attention of some of our key management. Our defense of this litigation, regardless of its outcome, may be costly and time-consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages to the plaintiffs, which could harm our business.

        We are also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Common Stock is traded on the Nasdaq National Market under the symbol "CLIC." Public trading of our common stock commenced on October 7, 1999. Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of our common stock as reported on the Nasdaq National Market, during each quarter the stock has been publicly traded.

         YEAR ENDED MARCH 31, 2001                   HIGH              LOW
         First Quarter                               $31.31            $12.25
         Second Quarter                               17.75             5.81
         Third Quarter                                6.13              0.59
         Fourth Quarter                               2.53              0.30

         YEAR ENDED MARCH 31, 2000                   HIGH              LOW
         Third Quarter (from October 7, 1999)        $75.00            $40.00
         Fourth Quarter                               58.88             30.00


        As of May 31, 2001, there were approximately 533 holders of record of our common stock. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. We estimate that the number of beneficial stockholders of the shares of our common stock as of May 31, 2001 was approximately 15,500.

        We have never declared or paid any cash dividends on our common stock. We currently intend to retain any earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our existing credit facilities prohibit the payment of cash or stock dividends on our capital stock without the lender's prior written consent. See
Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

        Under the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, Calico from time to time issues to various of our business partners warrants to purchase unregistered shares of our common stock. During the quarter ended December 31, 2000, we issued an aggregate of two warrants, each to purchase 50,0000 shares of our common stock, to two business partners. The per share exercise price of the warrants is $1.50 and $1.00 Both warrants expire December 28, 2002.

During the year ended March 31, 2001, we issued an aggregate of 354,000 shares of our common stock upon the exercise of outstanding options to purchase our common stock. A portion of those shares were issued pursuant to an exemption by reason of Rule 701 under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

        You should read the following selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes included elsewhere in this report. The statement of operations data set forth below for the years ended March 31, 2001, 2000 and 1999 and the balance sheet data as of March 31, 2001 and 2000 are derived from, and are qualified by reference to, our audited financial statements included elsewhere in this report. The statement of operations data set forth below for the years ended March 31, 1998 and 1997 and the balance sheet data as of March 31, 1999, 1998 and 1997 are derived from audited consolidated financial statements not included in this report. Share and per share data applicable to prior periods has been restated to give retroactive effect to our stock split effected in August 1999. Historical results are not necessarily indicative of results to be expected in any future period. The results for fiscal year 2001 include restated results for the first, second and third quarters of fiscal 2001 for certain financial reporting matters affecting revenue and expenses which was previously reported in those quarters.

                      CONSOLIDATED SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                     YEAR ENDED MARCH 31,
                                               -----------------------------------------------------------------------
                                                 2001           2000           1999           1998             1997
                                               ---------      ---------      ---------      ---------       ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Total net revenue                              $  29,734      $  35,624      $  21,413      $  11,859       $   5,903
Gross profit                                       8,113         20,028         12,741          8,479           3,603
Loss from operations                            (142,969)       (30,163)       (15,238)        (5,458)         (6,921)
Net loss                                        (141,329)       (27,801)       (15,261)        (5,499)         (6,900)
Net loss per share:
     Basic and diluted                         $   (4.09)     $   (1.36)     $   (2.25)     $   (1.08)      $   (2.12)
     Weighted average shares                      34,525         20,450          6,775          5,075           3,250


                                                                             MARCH 31,
                                               ----------------------------------------------------------------------
                                                 2001           2000           1999           1998             1997
                                               ---------      ---------      ---------      ---------       ---------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                      $   8,354      $  25,917      $  15,441      $   2,514       $   1,921
Working capital                                   21,225         66,112         10,187             44             353
Total assets                                      44,730        188,660         31,368          7,692           4,356
Debt and capital leases, long term portion            32          1,519            877            814             815
Total Mandatorily Redeemable
  Convertible Preferred Stock                         --             --         32,535         14,505           9,500
Total stockholders' equity (deficit)           $  27,331      $ 163,984      $ (16,780)     $ (13,428)      $  (8,854)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "Item 1. Business--Risk Factors That Could Affect Our Future Performance." The following discussion should be read in conjunction with our financial statements and related notes included elsewhere in this report.

        Calico Commerce provides interactive selling software that enables our customers to sell broad and complex product offerings through their different sales channels as well as direct to customers over the Internet. We were incorporated in April 1994 in California and were reincorporated in Delaware in September 1999. From May 1994 through March 1997, we generated revenue primarily from the license of products based upon our first generation configuration technology. In March 1997, we released our first product designed for use over the Internet and corporate networks. In March 2000, we introduced Calico Advisor(TM), a product with a next generation configuration and recommendation application designed for large scale e-commerce sites. Our products are entirely Java and standards-based, and contain advanced configuration, recommendation and pricing technology that allows our customers to interact directly with users to create a web-based, guided selling experience that improves order accuracy, shortens sales cycles and results in improved customer satisfaction.

        To date we have derived substantially all of our revenue from licensing our software and the delivery of associated implementation and support services, and we have sold our products worldwide primarily through our direct sales force. The mix of products and services sold varies by customer, and follow-on sales typically reflect an expansion of the use of our products within the customer's business, rather than a migration to different products.

        Licenses for our products are sold in different methods, such as per user, per site or per enterprise. Customer licenses are typically several hundred thousand dollars. The price of our annual maintenance contracts are based on a percentage of the related product license price and is generally paid in advance. Consulting fees for implementation and training are generally priced on a per hour basis. We charge standard hourly rates based upon the nature of the services and the experience of the professionals performing the services, and such services are separately priced in contracts.

        For contracts with multiple elements, and for which vendor-specific objective evidence of fair value exists for the undelivered elements, we recognize revenue for the delivered elements based upon the residual contract value as prescribed by SOP 98-9. Revenue from license fees is recognized when persuasive evidence of an agreement exists, the product has been delivered, no significant company obligations with regard to implementation or integration exist, the license fee is fixed or determinable, and collection of the fee is probable. Arrangements for which the fees are not deemed probable for collection are recognized upon cash collection. Arrangements for which the fees are not deemed fixed or determinable are recognized in the period they become due. If the arrangement involves significant customization of the software or services which are essential to the functionality of the software, the license revenue is recognized under contract accounting using the percentage-of-completion method the which is generally based upon the number of labor hours completed as the measure of progress towards completion. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can reasonably be estimated.

        Services revenue primarily comprises revenue from consulting services, maintenance contracts and training. Services revenue from consulting and training is generally recognized as the service is performed. Maintenance contracts include the right to unspecified upgrades and ongoing support. Maintenance revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related contract, which is typically one year. Our customers generally purchase maintenance contracts with their initial software implementation. Future renewal rates are included as a term of the contract, and we use the renewal rate as vendor-specific objective evidence of fair value for post-contract support. Revenue under arrangements where multiple products or services are sold together is allocated to each element based on their relative fair values.

        We bill customers in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenue. Amounts recognized as revenue in advance of billing are recorded as unbilled receivables.

        Our cost of license revenue includes royalties due to third parties for technology integrated into our products, the cost of product documentation, and shipping and delivery costs. Cost of services revenue consists primarily of personnel-related expenses, subcontracted consultants, travel costs, equipment costs and overhead associated with delivering professional services to our customers.

        Our operating expenses are classified into three general categories: sales and marketing, research and development, and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures.

        Since our inception, we have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing and administrative departments. As a result, we have incurred substantial quarterly and annual losses since inception, and we expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. We incurred net losses of $141.3 million for fiscal 2001, $27.8 million for fiscal 2000, and $15.3 million for fiscal 1999. As of March 31, 2001, we had an accumulated deficit of $198.8 million.

        In order to streamline operations, reduce costs and reduce staffing and overhead costs, we restructured our organization in the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002. During this time our total headcount declined by approximately 200 people. As of May 31, 2001, we had approximately 172 full-time employees. We anticipate that we will make additional reductions in our workforce and additional cuts to our overhead costs. As part of our restructurings, we are reducing our facilities commitments and office space and disposing of excess capital equipment and software maintained for internal use. We expect to record an operating charge in the quarter ending June 30, 2001 related to the restructuring plan. We incurred restructuring charges in the quarter ended March 31, 2001 in the aggregate amount of $1.4 million.

        In January 2000, we acquired ConnectInc.com, a provider of technology and services that dynamically connect buying and selling companies over the Internet. Under the terms of the Agreement and Plan of Merger dated November 19,1999, among ConnectInc.com and Calico Acquisition Corporation, approximately
1.4 million shares of Calico Common Stock were exchanged for all outstanding shares, options and warrants of ConnectInc.com. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of ConnectInc.com have been included in our consolidated financial statements since the acquisition date. Of the total purchase price of $90.5 million, approximately $3.6 million was allocated to tangible assets acquired, offset by $5.4 million of liabilities assumed and the remainder was allocated to intangible assets including customer base of $150,000, in-place workforce of $2.6 million, in-process research and development of $230,000, existing technology of $5.0 million and goodwill of $84.2 million. The estimate of fair value of the net assets acquired was based on an independent appraisal and management estimates. The acquired in-process research and development was expensed in the period of acquisition. The other acquired intangible assets, excluding goodwill, were amortized using estimated useful lives of three years. Goodwill was amortized using the straight-line method over three years. We structured the acquisition as a tax-free exchange of stock; therefore, the differences between the recognized fair values of acquired assets, including tangible and intangible assets, and their historical tax bases are not deductible for tax purposes.

        In connection with the acquisition, we assumed all outstanding options and warrants of Connect, of which 58% were vested options and 41% were unvested options and 1% were warrants. The fair value of the unvested options was included in the total purchase consideration. Upon acquisition, these options and warrants converted to options and warrants to acquire an aggregate of 219,717 shares of common stock and warrants, with an average exercise price of $20.77 per share. We used the Black Scholes option pricing model to determine the fair value of approximately $10.8 million for the assumed options and warrants, based on the following assumptions: (i) risk free rate of 5.6%; (ii) average expected life of 2.5 years; (iii) expected volatility of 75%; and (iv) no dividends expected to be paid on the outstanding shares. This amount was included as a component of the purchase price.

        On March 20, 2001, we sold the assets of ConnectInc.com, our wholly-owned subsidiary, consisting of Connect's MarketMaker product line, in exchange for approximately 1.63 million shares of common stock of Digital River, Inc., valued at $7.9 million on the date of sale. The assets sold to Digital River primarily consisted of our MarketMaker software product and the related intellectual property rights. The agreement with Digital River includes a contingent earnout whereby we may receive additional shares of Digital River's common stock based upon the revenue generated by the MarketMaker product, from sales by Digital River or by us, over the 13 months following March 21, 2001. We also signed an agreement with Digital River, whereby we may still sell the MarketMaker product, either as a stand-alone product or as part of our suite, and Digital River may sell our Price Point product. The royalty and support amounts to be paid under the agreement vary according to the type and geographical location of the sale.

        We are restricted in the number of shares of Digital River common stock that we can sell in any period. During the 180 day period following the effectiveness of the registration statement on Form S-3 that has been filed by Digital River covering the shares, we can only sell 80% of the shares of Digital River common stock received. In addition, we are also limited to selling no more than 175,000 shares within a consecutive five-day trading period.

        We incurred a loss on the sale in the aggregate amount of $49.7 million, calculated as follows (in thousands):

            Fair value marketable securities received             $  7,846
            Book value equipment and intangible assets             (56,807)
            Transaction costs                                         (706)
                                                                  --------
                              Loss on sale                        $(49,667)
                                                                  ========

        In August 1998, we acquired all of the outstanding shares of FirstFloor Software, Inc., a developer and marketer of interactive marketing systems for business-to-business communications, in exchange for 1.2 million shares of our Series D preferred stock, valued at $4.558 per share. In addition, we assumed all of the outstanding options to purchase FirstFloor common stock and converted them into options to acquire 47,203 shares of our Series D preferred stock. We accounted for the acquisition using the purchase method of accounting. Of the total purchase price, valued at approximately $6.1 million, approximately $1.8 million was allocated to in-process research and development and immediately charged to operations, $360,000 to tangible assets, $1.5 million to existing products and core technology, $2.0 million to liabilities assumed, and $4.3 million to goodwill. The intangible assets will be amortized over their estimated useful lives which range from seven to 48 months. We structured the acquisition as a tax-free exchange of stock; therefore, the differences between the recognized fair values of acquired assets, including tangible and intangible assets, and their historical tax bases are not deductible for tax purposes.

        As part of our review of our fourth quarter financial results, an impairment assessment of our long-lived assets was performed. The assessment was performed primarily due to the significant decline in our stock price, the overall decline in industry growth rates and our lower fourth quarter and projected fiscal 2002 operating results. As a result, we determined that the carrying value of goodwill and other intangible assets identified below would not be recoverable based upon the existence of one or more of these indicators of impairment, and recorded an impairment charge aggregating $3.8 million in the fourth quarter of fiscal 2001, as described below.

        We recorded a $1.4 million impairment charge to adjust goodwill and other intangible assets and deferred costs associated with our acquisition of First Floor Software, Inc. to $0, which approximated its estimated fair value. The estimate of fair value was based upon the discounted estimated cash flows for the succeeding three years using a discount rate of 25%. The assumption supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflects management's best estimates. The discount rate was primarily based upon the weighted average cost of capital for comparable companies.

        Due to the large amount of excess computer equipment on hand at March 31, 2001, primarily resulting from our reduction in force announced in January 2001, an assessment of the carrying value of property and equipment was performed. All excess capital equipment (i.e. no longer in service) was reduced to its residual value based on published resale information. The carrying value of assets determined not to have any significant resale value were reduced to zero. As a result, an impairment charge of $1.1 million was recorded in the fourth quarter of fiscal 2001.

        In addition, during the fourth quarter of fiscal 2001, we determined that certain of our investments had suffered an other-than-temporary decline in value primarily due to the limited liquidity and poor prospects for additional funding. We thus reduced their carrying amounts to their estimated fair value by a charge of $1.3 million to results of operations.

        We have incurred quarterly and annual losses in each of the six years since we were formed, and we expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. We incurred net losses of $77.1 million and $141.3.0 million for the three and twelve months ended March 31, 2001, respectively, as well as $27.8 million, $15.3 million and $5.5 for the fiscal years ended March 31, 2000, 1999 and 1998, respectively. As of March 31, 2001, we had an accumulated deficit of $198.8 million. We believe that our prospects must be considered in light of the risks, expenses and difficulties frequently experienced by companies in early stages of development, particularly companies in rapidly evolving markets such as ours. Although we have recently taken steps to reduce operating expenses, we are facing increasing competition in our markets, a worsening economic outlook and declining expenditures on enterprise software products. We do not expect to achieve profitability in the next 12 months and may not ever achieve or maintain profitability.

RESULTS OF OPERATIONS

        We have restated the financial results of our first, second and third quarters for the year ended March 31, 2001 for certain financial reporting matters affecting revenue and expenses which was previously reported in those quarters. As a result, our financial results for these three quarters were materially restated or revised, and the revised results are reflected in the following tables.

        The following tables present selected data for the periods presented, as well as such data expressed as a percentage of total net revenues:


                                                         YEAR ENDED MARCH 31                       AS A PERCENTAGE
                                                            (IN THOUSANDS)                       OF TOTAL NET REVENUE
                                                  ---------------------------------        -----------------------------------
                                                   2001         2000          1999          2001         2000            1999
                                                  -------      -------      -------        -------      -------        -------
Net Revenue:
License                                           $12,992      $17,030       10,482           44%           48%           49%
Services                                           16,742       18,594       10,931           56            52            51
                                                  -------      -------      -------        -----         -----         -----
Total of net revenue                               29,734       35,624       21,413          100           100           100
                                                  -------      -------      -------        -----         -----         -----

Cost of Net Revenue:
License                                             1,354        1,143          362            5             3             2
Amortization of purchased technology                1,860          739          817            6             2             4
Services                                           18,407       13,714        7,493           62            38            34
                                                  -------      -------      -------        -----         -----         -----
Total cost of net revenue                          21,621       15,596        8,672           73            43            40
                                                  -------      -------      -------        -----         -----         -----
Gross profit                                        8,113       20,028       12,741           27            57            60
                                                  -------      -------      -------        -----         -----         -----

Operating expenses:
Sales and marketing                                37,278       21,881       15,066          125            61            70
Research and development                           22,892       15,736        6,055           77            44            28
General and administrative                          8,343        6,566        4,468           28            19            21
Acquired in-process research and development           --          230        1,840           --             1             9
Amortization of intangibles and other assets       29,125        5,778          550           98            16             3
Restructuring expenses                              1,362           --           --            5            --            --
Impairment and loss on disposal
   of long-lived assets                             2,415           --           --            8            --            --
Loss on sale of product line                       49,667           --           --          167            --            --
                                                  -------      -------      -------        -----         -----         -----
Total operating expenses                          151,082       50,191       27,979          508           141           131
                                                  -------      -------      -------        -----         -----         -----

Loss from operations                             (142,969)     (30,163)     (15,238)        (481)          (84)          (71)

Interest and other income/(expenses), net           3,624        2,362          (23)          12             7            --
Write-down of long-term investments                (1,350)          --           --           (5)           --            --
                                                  -------      -------      -------        -----         -----         -----
Net loss before income taxes                     (140,695)     (27,801)     (15,261)        (473)          (77)          (71)
Provision for income taxes                           (634)          --           --            2            --            --
                                                  -------      -------      -------        -----         -----         -----
Net loss                                          $(141,329)   $(27,801)    (15,261)        (475)%         (77)%         (71)%
                                                  =======      =======      =======        =====         =====         =====

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2001, 2000 AND 1999

REVENUE

        Total net revenue decreased 17% to $29.7 million in fiscal 2001 from $35.6 million in fiscal 2000, and increased 66% in fiscal 2000 from $21.4 million in fiscal 1999.

        License. License revenue decreased 24% to $13.0 million in fiscal 2001 from $17.0 million in fiscal 2000, and increased 62% in fiscal 2000 from $10.5 million in fiscal 1999. License revenue as a percentage of total net revenue was 44% in fiscal 2001, 48% in fiscal 2000 and 49% in fiscal 1999. The decrease in license revenue in absolute dollars from fiscal 2000 to fiscal 2001 is attributable primarily to a decrease in the average dollar value per license transaction. The number of license transactions recognized during fiscal 2001 remained relatively constant when compared to fiscal 2000. The increase in license revenue in absolute dollars in fiscal 2000 is attributable to an increase in the number of license transactions recognized during the period.

        Services. Services revenue decreased 10% to $16.7 million in fiscal 2001 from $18.6 million in fiscal 2000, and increased 71% in fiscal 2000 from $10.9 million in fiscal 1999. Services revenue as a percentage of total net revenue was 56% in fiscal 2001, 52% in fiscal 2000 and 51% in fiscal 1999. The decrease in services revenue in absolute dollars in fiscal 2001 is attributable primarily to a decrease in the average amount of services purchased in connection with new license transactions. The increase in services revenue in absolute dollars in fiscal 2000 is attributable to an increase in the number and size of consulting engagements, as well as an increase in the installed base of customers and in the average size of maintenance contracts.

COST OF REVENUE

        License. Cost of license revenue increased 18% to $1.4 million in fiscal 2001 from $1.1 million in fiscal 2000, and increased 216% in fiscal 2000 from $362,000 in fiscal 1999. Cost of license revenue as a percentage of total net revenue was 5% in fiscal 2001, 3% in fiscal 2000 and 2% in fiscal 1999. The increase in cost of license revenue as a percentage of license revenue in fiscal 2001 is due primarily to an increase in the number of our products which incur royalties for embedded technology. The increase in cost of license revenue as a percentage of license revenue in fiscal 2000 is due to royalties paid to third parties for embedded technology. Since it is our continuing strategy to license third-party technology for inclusion in our products, we expect the cost of license revenue as a percentage of license revenue to fluctuate or increase in future periods.

        Amortization of Purchased Technology. Expenses for amortization of purchased technology increased to $1.9 million in fiscal 2001 from $739,000 in fiscal 2000, and decreased in fiscal 2000 from $817,000 in fiscal 1999. The increase in expenses for amortization of purchased technology in fiscal 2001 was due to the amortization of existing technology acquired in the ConnectInc.com acquisition. As a result of the sale of the ConnectInc.com product, MarketMaker, this cost will not recur. The decline in fiscal 2000 is due to one of the two products acquired in the acquisition of FirstFloor being fully amortized, offset by the $278,000 of amortization related to the additional $5.0 million of existing technology acquired in the acquisition of ConnectInc.com.

        Services. Cost of services revenue increased 34% to $18.4 million in fiscal 2001 from $13.7 million in fiscal 2000, and increased 83% in fiscal 2000 from $7.5 million in fiscal 1999. Cost of services revenue as a percentage of total net revenue was 62% in fiscal 2001, 38% in fiscal 2000 and 35% in fiscal 1999. The increase in cost of services revenue in absolute dollars in fiscal 2001 is primarily due to costs associated with increased personnel and subcontractor expenses in our services organization. Services experienced a negative gross margin in the year ended March 31, 2001 due to expenses for project activities beyond the billable scope of engagements, work on engagements where revenue was not recognized because of customer creditworthiness, investments in services infrastructure, as well as additional costs incurred due to starting up our services organization in Japan. As part of our restructuring plan, we have significantly reduced the size and cost of our services organization, and expect to make further reductions in our workforce. The increase in cost of services revenue in absolute dollars in fiscal 2000 is primarily due to costs associated with increased personnel in our services organization. The increase in cost of services revenue as a percentage of services revenue in fiscal 2000 is primarily due to costs of contract personnel used to augment company services capacity, as well as investments in infrastructure and training to support our systems integrator products.

OPERATING EXPENSES

        Sales and Marketing. Sales and marketing expenses increased 70% to $37.3 million in fiscal 2001 from $21.9 million in fiscal 2000, and increased 45% in fiscal 2000 from $15.1 million in fiscal 1999. Sales and marketing expenses as a percentage of total net revenue was 125% in fiscal 2001, 61% in fiscal 2000 and 70% in fiscal 1999. Sales and marketing expenses increased in absolute dollars in fiscal 2001 primarily due to increased personnel-related costs, resulting from our expansion in the development of our domestic and international sales and marketing organizations, including our expansion into Japan during fiscal 2001, as well as advertising and other marketing activities. We expect that sales and marketing expenses will decline in absolute dollars as a result of our restructuring and reductions in work force. Sales and marketing expenses increased in absolute dollars in fiscal 2000 primarily due to increased personnel-related costs, resulting from our continued investment in the development of our domestic and international sales and marketing organizations.

        Research and Development. Research and development expenses increased 45% to $22.9 million in fiscal 2001 from $15.7 million in fiscal 2000, and increased 157% in fiscal 2000 from $6.1 million in fiscal 1999. Research and development expenses as a percentage of total net revenue was 77% in fiscal 2001, 44% in fiscal 2000 and 28% in fiscal 1999. Research and development expenses increased in absolute dollars and as a percentage of total net revenue in fiscal 2001 as a result of the addition of engineering and product development personnel and consultants, partially due to our acquisition of ConnectInc.com and our addition of an engineering office in India. Personnel-related expenses accounted for the majority of the increase in absolute dollars. We believe that continued investment in new product development is central to achieving our strategic objectives, but expect that research and development expenses will decline in absolute dollars as a result of our restructuring and reductions in workforce. Research and development expenses increased in absolute dollars and as a percentage of total net revenue in fiscal 2000 as a result of the addition of engineering and product development personnel and consultants. Personnel-related expenses accounted for the majority of the increase in absolute dollars.

        General and Administrative. General and administrative expenses increased 27% to $8.3 million in fiscal 2001 from $6.6 million in fiscal 2000, and increased 47% in fiscal 2000 from $4.5 million in fiscal 1999. General and administrative expenses as a percentage of total net revenue were 28% in fiscal 2001, 18% in fiscal 2000 and 21% in fiscal 1999. General and administrative expenses increased in absolute dollars in fiscal 2001 due to increased bad debt provisions and increased personnel costs. General and administrative expenses declined in the fourth quarter in response to our restructuring plan and reductions in workforce, and we expect these expenses to decline further. General and administrative expenses increased in absolute dollars in fiscal
2000 as a result of increased personnel-related costs resulting from the growth of our finance, human resources and information systems staff, along with increased legal and financial advisory fees. General and administrative expenses declined slightly in fiscal 2000 as a percentage of net revenues due primarily to higher sales growth.

        Acquired in-Process Research and Development. In fiscal 2001 we made no charges to acquired in-process research and development. In fiscal 2000, in connection with our acquisition of ConnectInc.com, we ascribed $230,000 to three specific in-process research and development projects -- all additional features to be added to the MarketStream product (which we renamed as MarketMaker) -- which was charged to operations in the quarter ended March 31, 2000.

        To value the in-process technology, we used the income approach. Management estimated revenue that each in-process product will generate over its economic life. From this amount, a deduction was made for the revenue that is attributable to the previously existing technology. The result is the revenue attributable to in-process technology for each in-process product, which we used to apply the income approach. Cost of goods sold and estimated operating expenses were then deducted, a 40% corporate tax rate applied and finally the present value of the cash flow stream was calculated using a 35% discount rate.

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

UNEARNED STOCK COMPENSATION

        In connection with certain stock option grants during the years ended March 31, 2001, 2000 and 1999, we recorded unearned compensation for the estimated difference between the exercise price of the options and their deemed fair value of the underlying common stock for accounting purposes on the date of grant, totaling $0, $0, and $2.9 million, respectively. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the four year vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. Net amortization of unearned compensation totaled $218,000, $1.6 million, and $2.0 million for the years ended March 31, 2001, 2000 and 1999, respectively. The remaining unearned compensation will be amortized in 2002 by charges to operations.

COMMON STOCK WARRANTS

        In September 1999, in connection with an equipment lease financing arrangement, we issued a warrant to purchase 5,263 shares of common stock to an equipment lessor. The warrant's fair value of $30,000 will be recognized as interest expense over the life of the financing instrument. The warrant was immediately vested and exercisable upon issuance and has a three year term.

        In December 1999, we entered into license, maintenance and services agreements with a business partner. Concurrently with the license agreement, we issued a common stock warrant to the business partner to purchase 4,108 shares of our common stock at 85% of the average market price for the 20 consecutive business days commencing 39 days before the date of grant, which was $45.05. The warrant vested immediately and had a three year term. The warrant was valued at $118,000.

        In March 2000, we entered into further license, maintenance and service agreements with this business partner. Concurrently with the license agreement, we issued a common stock warrant to the business partner to purchase 5,475 shares of our common stock at 85% of the average market price for the 20 consecutive business days

        In connection with sales transactions, we issued to customers a warrant to purchase 5,395 shares in June 2000, and two warrants, each for 50,000 shares, in December 2000. The aggregate fair value of these warrants of $27,450 has been recorded as a reduction in revenue in the fiscal year ended March 31, 2001. Each of the warrants was immediately vested and exercisable upon issuance and each warrant has a three year term.

commencing 30 days before the date of grant, which was $31.051. The warrant vested immediately and had a three year term. The warrant was valued at $115,000.

        The following lists information on the warrants we have issued to business partners since September 1999:


                                                                         ESTIMATED        FISCAL YEAR OF
            DATE OF GRANT           SHARES          EXERCISE PRICE       FAIR VALUE         EXPIRATION
            -------------           ------          --------------       ----------       --------------
            September 1999           5,263            $    9.50           $ 30,000            2002
            December 1999            4,108                45.05            118,000            2002
            March 2000               5,475                31.05            115,000            2003
            June 2000                5,395                12.60             27,450            2002
            December 2000           50,000                 1.50             13,600            2003
            December 2000           50,000                 1.00             18,950            2003

AMORTIZATION OF INTANGIBLE ASSETS.

        Of the $6.1 million purchase price paid for FirstFloor Software and $90.5 million for ConnectInc.com, amortization of intangibles expenses was $29.1 million in fiscal 2001, $5.8 million in fiscal 2000 and $550,000 in fiscal 1999, reflecting the amortization of goodwill acquired as part of the FirstFloor and ConnectInc.com acquisitions.

IMPAIRMENT OF LONG-LIVED ASSETS

        As part of our review of our fourth quarter financial results, an impairment assessment of our long-lived assets was performed. The assessment was performed primarily due to the significant decline in our stock price, the overall decline in industry growth rates and our lower fourth quarter and projected fiscal 2002 operating results. As a result, we determined that the carrying value of goodwill and other intangible assets identified below would not be recoverable based upon the existence of one or more of these indicators of impairment, and recorded an impairment charge aggregating $3.8 million in the fourth quarter of fiscal 2001, as described below.

        We recorded a $1.4 million impairment charge to adjust goodwill and other intangible assets and deferred costs associated with our acquisition of First Floor Software, Inc. to $0, which approximated its estimated fair value. The estimate of fair value was based upon the discounted estimated cash flows for the succeeding three years using a discount rate of 25%. The assumption supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflects management's best estimates. The discount rate was primarily based upon the weighted average cost of capital for comparable companies.

        Due to the large amount of excess computer equipment on hand at March 31, 2001, primarily resulting from our reduction in force announced in January 2001, an assessment of the carrying value of property and equipment was performed. All excess capital equipment (i.e. no longer in service) was reduced to its residual value based on published resale information. The carrying value of assets determined not to have any significant resale value were reduced to zero. As a result, an impairment charge of $1.1 million was recorded in the fourth quarter of fiscal 2001.

        In addition, during the fourth quarter of fiscal 2001, we determined that certain of our investments had suffered an other-than-temporary decline in value primarily due to the limited liquidity and poor prospects for additional funding. We thus reduced their carrying amounts to their estimated fair value by a charge of 1.3 million to results of operations.

        There were no impairment charges related to goodwill and other intangible assets recorded in fiscal 2000 or 1999.

RESTRUCTURING EXPENSES

        On January 24, 2001, we announced a strategic restructuring plan, designed to reduce operating expenses. In connection with the restructuring, we reduced our workforce by approximately 36 employees in the quarter ending March 31, 2001, and significantly reduced the use of outside contract labor. We also made provisions for reductions in office space and the disposal of related assets.

        The total amount of the restructuring charge incurred in connection with this strategic restructuring was $1.4 million. The aggregate restructuring charge is comprised of $590,000 in employee-related expenses for employee terminations, $749,000 of estimated expenses for facilities-related charges comprised of excess lease payments, and $24,000 for the disposal of certain excess capital equipment. Of these amounts $24,000 were non-cash charges.

        Severance-related payments include an aggregate of approximately $373,000 through March 31, 2001, with a remaining aggregate of $217,000 include of be expended through September 2001. The focus of the personnel reductions was in the professional services and sales and marketing organizations in North America, which were reduced by 12 and 22 positions, respectively.

        As of March 31, 2001, we had incurred costs totaling approximately $557,000 related to the restructuring, which required $533,000 in cash expenditures. The remaining reserve related to this restructuring was approximately $805,000, which is included in accrued liabilities and relates primarily to facilities charges and remaining severance payments.

        The following table lists the components of the January 2001 restructuring charge for the year ended March 31, 2001 (in thousands):


                                                          Excess
                                      Employee          Facilities
                                        Costs          and Equipment            Total
                                      --------         -------------           -------
Initial reserve established            $   590             $   772             $ 1,362
Reserve utilized  in the
  year ended March 31, 2001               (373)               (184)               (557)
                                       -------             -------             -------
Balance at March 31, 2001              $   217             $   588             $   805
                                       =======             =======             =======

LOSS ON THE SALE OF PRODUCT LINE

        In March 2001, we sold our MarketMaker business to Digital River, Inc. in exchange for 1.6 million shares of common stock of Digital River, valued at $7.9 million on the date of sale. We incurred a loss in fiscal 2001 on the sale of these assets in the aggregate amount of $49.7 million, calculated as follows:

            Fair value marketable securities received             $  7,846
            Book value equipment and intangible assets             (56,808)
            Transaction costs                                         (705)
                                                                  --------
                              Loss on sale                        $(49,667)
                                                                  ========

INTEREST AND OTHER INCOME, NET

        Interest and other income, net was $3.6 million in fiscal 2001, $2.4 million in fiscal 2000 and ($23,000) in fiscal 1999. The increases in fiscal 2001 and fiscal 2000 are both primarily due to interest generated on higher average investments, cash and cash equivalents balances as a result of our initial public offering in fiscal 2000.


IMPAIRMENT OF EQUITY INVESTMENTS

        During 2001, we determined that certain equity investments in privately-held companies had incurred a decline in value that was considered other-than -temporary. We recorded a charge of $1.4 million in our results of operations to write-down the investments to their estimated fair values. See
Note 3 of Notes to Consolidated Financial Statements -- Investments.

INCOME TAXES

        We have incurred operating losses for all periods from inception through March 31, 2001, and therefore have not recorded a provision for federal or state income taxes for fiscal 2001, 2000 or 1999. However, in fiscal 2001, we have generated revenues and established sales subsidiaries in foreign locales. Accordingly, we have recorded a provision for income taxes of $634,000 for fiscal 2001, representing the estimate of taxes due on income generated in our foreign locations. The provision as a percentage of total net revenue was 2%.

        As of March 31, 2001, we had net operating loss carryforwards for federal income tax reporting purposes of $109.8 million that expire in various amounts beginning in fiscal 2009. We also had net operating loss carryforwards for state income tax reporting purposes of $23.0 million that expire in various amounts beginning in fiscal 2003. We had net deferred tax assets, including our net operating loss carryforwards and tax credits of $39.5 million as of March 31, 2000. We have recorded a valuation allowance for the net deferred tax asset balance of our deferred taxes assets, as the future realization of the tax benefit is not currently likely. See note 6 of the notes to our consolidated financial statements. Under the provisions of the Internal Revenue Code of 1986, as amended, substantial changes in ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income.

NET LOSS

        Our net loss was $141.3 million for fiscal 2001 and $27.8 million for fiscal 2000. We have experienced increases in our expenditures since our inception consistent with expansion of our operations and personnel, although we have recently reduced our operating expenses. In addition, goodwill impairment, amortization of goodwill and identifiable intangible assets, charges to fixed assets and stock-based compensation charges have contributed to the significant increase in our net loss during the year ended March 31, 2001.

QUARTERLY RESULTS OF OPERATIONS

        The following table sets forth our unaudited consolidated statement of operations data for each of the four quarters during the fiscal years ended March 31, 2001 and 2000. We have prepared this unaudited consolidated information on a basis consistent with our audited consolidated financial statements, and in the opinion of our management, this information reflects all normal recurring adjustments necessary for a fair presentation of our operating results for the quarters presented. You should read this information in conjunction with our consolidated financial statements and related notes included elsewhere in this prospectus. You should not draw any conclusions about our future results from the operating results for any quarter.

        We have restated the financial results of our first, second and third quarters for the year ended March 31, 2001 for certain financial reporting matters affecting revenue which was previously reported in those quarters, due to the following:

        - Revenue transactions in which sales of software and services were contingent upon future events, or had rights to return the software, that were contained in side agreements or oral understandings, have been reversed;

        - Revenue from a licensing transaction for which revenue was recognized and it was subsequently determined that the majority of the revenue should have been recorded in later quarters; and

        - Revenue from two reciprocal/barter transactions have been reversed for which we believe there is insufficient contemporaneous evidence which would clearly support the expectation that the software would be deployed so as to realize the fair value ascribed to the software received in the transactions.

        In addition to the above adjustments, reclassifications were made in the first, second and third quarters between cost of services and operating expenses based upon an extensive analysis of the Company's cost of providing professional services to its customers.

                                        --------------------------------------------------------------------------------

                                        MARCH 31, 2001         DECEMBER 31, 2000                SEPTEMBER 30, 2000
                                                          AS REPORTED       AS RESTATED     AS REPORTED      AS RESTATED
                                        ---------------   -----------       -----------     -----------      -----------
                                                                          (IN THOUSANDS)
CONSOLIDATED STATEMENT
  OF OPERATIONS DATA:
Net Revenue:
License                                     $  2,936         $  1,569         $  1,569         $  4,245         $  3,461
Services                                       2,409            3,959            3,933            4,832            4,711
                                            --------         --------         --------         --------         --------
Total of net revenue                           5,345            5,528            5,502            9,077            8,172
                                            --------         --------         --------         --------         --------
Cost of net revenue:
License                                          751              851              851              275              275
Amortization of purchased technology                                                                483              483
Services                                       3,162            5,034            4,375            6,220            5,811
                                            --------         --------         --------         --------         --------
Total cost of net revenue                      3,913            5,885            5,226            6,978            6,569
                                            --------         --------         --------         --------         --------
Gross profit                                   1,432             (357)             276            2,099            1,603
                                            --------         --------         --------         --------         --------


                                        --------------------------------------------------------------------------------
                                                               DECEMBER 31, 2000                 SEPTEMBER 30, 2000
                                        MARCH 31, 2001    AS REPORTED       AS RESTATED     AS REPORTED      AS RESTATED
                                        ---------------   -----------       -----------     -----------      -----------
                                                                      (IN THOUSANDS)
Operating expenses:
Sales and marketing                            8,993           10,655           11,039            9,850           10,020
Research and development                       5,919            5,613            5,866            5,484            5,723
General and administrative                     2,643            2,473            2,370            1,846            1,824
Acquired in-process research
   and development                                --               --               --               --               --
Amortization of intangibles                    6,682            7,481            7,481            7,481            7,481
Restructuring and other activities             1,362               --               --               --               --
Impairment and loss on disposal
   of long-lived assets                        2,415               --               --               --               --
Sale of product line                          49,667               --               --               --               --
                                            --------         --------         --------         --------         --------
Total operating expenses                      77,681           26,222           26,756           24,661           25,048
                                            --------         --------         --------         --------         --------
Loss from operations                         (76,249)         (26,579)         (26,480)         (22,562)         (23,445)
Interest and other income, net                   717              849              849              947              947
Write-down of long term investments           (1,350)              --               --               --               --
                                            --------         --------         --------         --------         --------
Net loss before income taxes                 (76,882)         (25,730)         (25,631)         (21,615)         (22,498)
Provision for income taxes                      (220)            (414)            (414)              --               --
                                            --------         --------         --------         --------         --------
Net loss                                    $(77,102)        $(26,144)        $(26,045)        $(21,615)        $(22,498)
                                            ========         ========         ========         ========         ========

                                     ----------------------------------------------------------------------------------------------
                                             JUNE 30, 2000              MARCH 31,       DECEMBER 31,     SEPTEMBER 30,    JUNE 30,
                                     AS REPORTED      AS RESTATED         2000              1999            1999           1999
                                     -----------      -----------      -----------      -----------      -------------  -----------
                                                                             (IN THOUSANDS)
CONSOLIDATED STATEMENT
  OF OPERATIONS DATA:
Net Revenue:
License                                $  6,971         $  5,026         $  5,668         $  4,403         $  3,502       $  3,457
Services                                  5,609            5,689            5,627            4,317            4,674          3,976
                                       --------         --------         --------         --------         --------       --------
Total of net revenue                     12,580           10,715           11,295            8,720            8,176          7,433

Cost of net revenue:
License                                     357              357            1,055              455              236            137
Amortization of purchased technology        497              497
Services                                  5,208            5,059            4,375            3,112            3,516          2,712
                                       --------         --------         --------         --------         --------       --------
Total cost of net revenue                 6,062            5,913            5,430            3,567            3,752          2,849
                                       --------         --------         --------         --------         --------       --------
Gross profit                              6,518            4,802            5,865            5,153            4,424          4,584
                                       --------         --------         --------         --------         --------       --------


                                       -------------------------------------------------------------------------------------------
                                                JUNE 30, 2000          MARCH 31,       DECEMBER 31,     SEPTEMBER 30,   JUNE 30,
                                       AS REPORTED      AS RESTATED       2000              1999            1999          1999
                                       -----------      -----------    -----------      -----------      ------------- -----------
                                                                            (IN THOUSANDS)
Operating expenses:
Sales and marketing                         7,077            7,226          6,516            5,737            4,841         4,785
Research and development                    5,384            5,384          5,055            3,973            3,904         2,804
General and administrative                  1,506            1,506          1,108            1,935            1,974         1,549
Acquired in-process research
   and development                             --                             230                                --            --
Amortization of intangibles                 7,481            7,481          5,066              236              236           240
Restructuring and other activities             --               --             --               --               --
                                         --------         --------       --------         --------         --------      --------
Total operating expenses                   21,448           21,597         17,975           11,881           10,955         9,378
                                         --------         --------       --------         --------         --------      --------
Loss from operations                      (14,930)         (16,795)       (12,110)          (6,728)          (6,531)       (4,794)
Interest and other income, net              1,111            1,111          1,081            1,071               66            71
Write-down of investments                      --               --             --               --               --            --
Sale of assets                                 --               --             --               --               --            --
                                         --------         --------       --------         --------         --------      --------
Net loss before income taxes              (13,819)         (15,684)       (11,029)          (5,657)          (6,465)       (4,723)
Provision for income taxes                     --               --             --
                                         --------         --------       --------         --------         --------      --------
Net loss                                 $(13,819)        $(15,684)      $(11,029)        $ (5,657)        $ (6,465)     $ (4,723)
                                         ========         ========       ========         ========         ========      ========

        The amount and timing of our operating expenses generally will vary from quarter to quarter depending on our level of actual and anticipated business activities. Our revenues and operating results are difficult to forecast and will fluctuate, and we believe that period-to-period comparisons of our operating results will not necessarily be meaningful. As a result, you should not rely upon them as an indication of future performance.

        In the second half of fiscal 2001 quarterly results had negative comparisons with the prior years quarters. License revenues declined 64% in the third quarter and 48% in the fourth quarter of 2001 compared to the same quarters in the prior year. Total revenues also declined significantly. These negative revenue comparisons were due to a decline in its average license and servicer revenue per transaction.

        Operating and net losses increased significantly in the fourth quarter of 2001 compared to previous quarters of fiscal 2001 and the fourth quarter of fiscal 2000. In addition to the impact of lower revenues these losses included charges for restructuring activities, impairment of long-lived assets, write-down of investments and the sale of a product line.

        RESTRUCTURING OF OPERATIONS

        On January 24, 2001, we announced a strategic restructuring plan, designed to reduce operating expenses. In connection with the restructuring, we reduced our workforce by 42 employees, and significantly reduced use of outside contract labor. We also made provisions for reductions in office space and the disposal of related assets.

        The total amount of the restructuring charge was $1.4 million. Of these amounts, $24,000 were non-cash charges. The focus of the personnel reduction was outside of the product development and customer service organizations, and primarily affected sales and marketing functions. The reduction was also designed to reduce the excess capacity in our consulting service organization.

        IMPAIRMENT OF LONG-LIVED ASSETS

        As part of our review of our fourth quarter financial results, an impairment assessment of our long-lived assets was performed. The assessment was performed primarily due to the significant decline in the Company's stock price, the overall decline in industry growth rates and lower fourth quarter operating results. As a result, an impairment charge aggregating $2.4 million was recorded in the fourth quarter of fiscal 2001, as described below.

        As part of our review of our fourth quarter financial results, an impairment assessment of our long-lived assets was performed. The assessment was performed primarily due to the significant decline in our stock price, the overall decline in industry growth rates and our lower fourth quarter and projected fiscal 2002 operating results. As a result, we determined that the carrying value of goodwill and other intangible assets identified below would not be recoverable based upon the existence of one or more of these indicators of impairment, and recorded an impairment charge aggregating $3.8 million in the fourth quarter of fiscal 2001, as described below.

        We recorded a $1.4 million impairment charge to adjust goodwill and other intangible assets and deferred costs associated with our acquisition of First Floor Software, Inc. to $0, which approximated its estimated fair value. The estimate of fair value was based upon the discounted estimated cash flows for the succeeding three years using a discount rate of 25%. The assumption supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflects management's best estimates. The discount rate was primarily based upon the weighted average cost of capital for comparable companies.

        Due to the large amount of excess computer equipment on hand at March 31, 2001, primarily resulting from our reduction in force announced in January 2001, an assessment of the carrying value of property and equipment was performed. All excess capital equipment (i.e. no longer in service) was reduced to its residual value based on published resale information. The carrying value of assets determined not to have any significant resale value were reduced to zero. As a result, an impairment charge of $1.1 million was recorded in the fourth quarter of fiscal 2001.

        In addition, during the fourth quarter of fiscal 2001, we determined that certain of our investments had suffered an other-than-temporary decline in value primarily due to the limited liquidity and poor prospects for additional funding. We thus reduced their carrying amounts to their estimated fair value by a charge of $1.3 million to results of operations.

        Due to the large amount of excess computer equipment on hand at March 31, 2001, primarily resulting from the reduction in force of January 2001, an assessment of the carrying value of property and equipment was performed. All excess capital equipment was reduced to its residual value based on published resale information and assets determined not to have any significant resale value were written off. As a result, an impairment charge of $1.1 million was recorded in the fourth quarter of fiscal 2001.


        SALE OF ASSETS

        In March 2001 the Company completed a sale of the intangible and capital assets related to its MarketMaker application to Digital River, Inc. The MarketMaker product had been acquired by the Company in January of 2000 via its acquisition of Connect, Inc. Under the terms of the Asset Purchase Agreement, the Company received 1.6 million shares of Digital River common stock, valued at $7.9 million on the date of sale.

        The calculation of the loss on the sale was determined as follows (in thousands):

     Fair value marketable securities received ...............   $  7,846
     Book value equipment and intangible assets ..............    (56,807)
     Transaction costs .......................................       (706)
                                                                 --------
        Loss on sale ........................................    $(49,667)
                                                                 ========

LIQUIDITY AND CAPITAL RESOURCES

        In September 1999, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $81.7 million. Prior to the initial public offering, we had financed our operations primarily from private sales of convertible preferred stock and common stock, and, to a lesser extent, from bank borrowings and lease financing.

        As of March 31, 2001, we had $8.4 million of cash and cash equivalents and $24.4 million of short-term investments, including 1.6 million shares of Digital River common stock valued at approximately $7.8 million, compared with $25.9 million of cash and cash equivalents and $49.7 million of short-term investments as of March 31, 2000 and $15.4 million of cash and cash equivalents as of March 31, 1999. We estimate that we will have approximately $14.0 million in cash, cash equivalents and short-term investments, excluding the value of our Digital River common stock, as of June 30, 2001.

        Cash used in operating activities was $51.2 million for fiscal 2001, primarily from net losses, net of non-cash expenses including depreciation, amortization and stock compensation, loss on the sale of our MarketMaker product a decrease in accounts payable, accrued liabilities, and deferred revenue. Cash used in operating activities was $17.7 million for fiscal 2000, primarily from net losses, net of non-cash expenses including depreciation and stock compensation, and increases in our accounts receivable and other current assets offset by increases in accounts payable and accrued liabilities.

        Net cash provided by investing activities was $31.8 million for fiscal 2001, primarily related to net sales and maturities of investments, partially offset by the purchase of capital equipment and software. Net cash used in investing activities of $56.8 million for fiscal 2000, related primarily to the purchase of investments after our initial public offering and, to a lesser extent, purchases of computer equipment and software. Net cash used in investing activities of $1.8 million for the year ended March 31, 1999 related primarily to purchases of computer equipment and office furniture.

        Financing activities provided $1.8 million in fiscal 2001, primarily related to the sales of our common stock through the exercise of stock options, partially offset by payments on debt and leases. Net cash provided by financing activities of $84.9 million for fiscal 2000 consisted primarily of net proceeds from the sale of our common stock in our initial public offering. Net cash provided by financing activities of $22.1 million for fiscal 1999 consisted primarily of net proceeds from private sales of our convertible preferred stock and common stock. We have used debt and leases to partially finance our operations and capital purchases.

        At March 31, 2001, we had $1.8 million in current debt as well as $133,000 in current and non-current lease obligations. Our debt and lease obligations include a bank loan that is secured by the equipment financed by the bank and with other assets including intellectual property. Our ability to borrow under the bank loan expired on June 30, 2000. The bank loan bears interest at the bank's prime rate plus .50% and principal payments are due between March 2001 and February 2003. We also entered into three capital leases for the lease of computer and office equipment due through January 2003 and one note payable to an equipment financing company that bears interest at 7% per annum, which was paid in full in October 2000. We issued a warrant to the bank to purchase 5,263 shares of our common stock at $9.50 per share in September 1999.


        The terms of our bank loan require us to meet certain monthly and quarterly financial tests, including minimum operating results and certain liquidity, leverage and debt service ratios. At March 31, 2001 we were not in compliance with the financial covenants concerning our quick ratio, minimum tangible net worth and profitability due to larger than expected net operating losses. We are currently applying for a waiver from the bank with respect to our non-compliance with these financial tests. To obtain a waiver, we may have to provide the bank with additional assets to secure the loan, including additional restricted cash. The bank currently holds restricted cash in the amount of $750,000 to secure our obligations under this facility, and we expect to increase this restricted cash to at least $1.25 million. As a result of our default of these covenants, without a waiver, the bank has the right to accelerate payment of all amounts outstanding under the commitment and demand immediate full payment of all amounts due, including outstanding interest and any penalties. Accordingly, we have classified the outstanding balance under the commitment as a current liability. If we are successful in obtaining a waiver from the bank, then the appropriate portion of these notes will be reclassified as long-term liabilities.

        Our capital requirements over the next twelve months will depend on many factors, including our ability to achieve anticipated revenues and further reduce operating expenses. To reduce our expenditures, we recently restructured in several areas, including reduced staffing, expense management and curtailed capital spending. For example, in the six months ended June 30, 2001, we reduced our workforce by approximately 50% in order to reduce costs. However, as these actions will not be sufficient for us to obtain a positive cash flow, we plan to further reduce our expenditures and operating costs, including significant workforce reductions in July. We expect operating losses and negative cash flows from operations to continue for the foreseeable future. Our auditors have included a paragraph in their report indicating that substantial doubt exists as to our ability to continue as a going concern. We are uncertain as to whether our cash balance, collections on accounts receivable and funding from projected operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months, and believe it necessary for us to achieve expected revenues and substantially reduce expenditures. If we are unable to substantially increase revenues, reduce expenditures and collect upon accounts receivable, or if we incur unexpected expenditures, or are unable to liquidate our holdings in Digital River common stock on a timely basis and at an acceptable price, then we will need to reduce expenses further through further work force reductions and other cost cutting measures, and raise additional funds in order to continue as a going concern. Especially in light of our declining stock price and the extreme volatility in the technology capital markets, additional funding may not be available on favorable terms or at all. If additional funding is not available on acceptable terms when needed, we may be unable to continue as a going concern and achieve our intended business objectives.

        If we seek to raise additional funds, we may not be able to obtain funds on terms which are favorable or otherwise acceptable to us. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. Furthermore, these securities may have rights, preferences or privileges senior to our common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under SFAS 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The adoption of SFAS 133 did not have any material effect on our results of operations, financial position or cash flows as we have not engaged in any foreign currency or interest hedging activities.

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

        We do not use derivative financial instruments for speculative purposes. We do not engage in exchange rate hedging or hold or issue foreign exchange contracts for trading purposes. We do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have branches or subsidiaries in the United Kingdom, Japan, Germany, France, Singapore and India. Pursuant to our strategic restructuring announced in January 2001, we anticipate that our only significant ongoing operations in local currency will be conducted in the United Kingdom and Japan. To date, the impact of fluctuations in the relative fair value of other currencies has not been material.

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

        At March 31, 2001, we had cash, cash equivalents , short term investments and long term investments of $33.2 million, compared to $75.8 million at March 31, 2000, which consisted of cash, money market funds, corporate notes and corporate, municipal and other government agency bonds. These investments may be subject to interest rate risk and will decrease in value if market interest rates decrease. A hypothetical increase or decrease in market interest rates by 10 percent from the market interest rates at March 31, 2001 would not cause interest income to change by a material amount. Declines in interest rates over time will, however, reduce our interest income and interest expense.

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

SELECTED QUARTERLY RESULTS OF OPERATIONS

        The Selected Quarterly Results of Operations required by this Item 8 are included in Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

SUPPLEMENTAL DATA

        The following table sets forth certain unaudited quarterly statements of operations data for the fiscal years ended March 31, 2000 and 2001. This information has been derived from our consolidated, unaudited financial statements, which, in management's opinion, have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this document.

        The amount and timing of our operating expenses generally will vary from quarter to quarter depending on our level of actual and anticipated business activities. Our revenues and operating results are difficult to forecast and will fluctuate, and we believe that period-to-period comparisons of our operating results will not necessarily be meaningful. As a result, you should not rely upon them as an indication of future performance.

        We have restated the financial results of our first, second and third quarters for the year ended March 31, 2001 for certain financial reporting matters affecting revenue which was previously reported in those quarters, due to the following:

        - Revenue transactions in which sales of software and services were contingent upon future events, or had rights to return the software, that were contained in side agreements or oral understandings, have been reversed;

        - Revenue from a licensing transaction for which revenue was recognized and it was subsequently determined that the majority of the revenue should have been recorded in later quarters; and

        - Revenue from two reciprocal/barter transactions have been reversed for which we believe there is insufficient contemporaneous evidence which would clearly support the expectation that the software would be deployed so as to realize the fair value ascribed to the software received in the transactions.

        In addition to the above adjustments, reclassifications were made in the first, second and third quarters between cost of services and operating expenses based upon an extensive analysis of the Company's cost of providing professional services to its customers.

                                        --------------------------------------------------------------------------------
                                                               DECEMBER 31, 2000                SEPTEMBER 30, 2000
                                        MARCH 31, 2001    AS REPORTED       AS RESTATED     AS REPORTED      AS RESTATED
                                        ---------------   -----------       -----------     -----------      -----------
                                                                          (IN THOUSANDS)
CONSOLIDATED STATEMENT
  OF OPERATIONS DATA:
Net Revenue:
License                                     $  2,936         $  1,569         $  1,569         $  4,245         $  3,461
Services                                       2,409            3,959            3,933            4,832            4,711
                                            --------         --------         --------         --------         --------
Total of net revenue                           5,345            5,528            5,502            9,077            8,172
                                            --------         --------         --------         --------         --------
Cost of net revenue:
License                                          751              851              851              275              275
Amortization of purchased technology                                                                483              483
Services                                       3,162            5,034            4,375            6,220            5,811
                                            --------         --------         --------         --------         --------
Total cost of net revenue                      3,913            5,885            5,226            6,978            6,569
                                            --------         --------         --------         --------         --------
Gross profit                                   1,432             (357)             276            2,099            1,603
                                            --------         --------         --------         --------         --------

                                        ---------------------------------------------------------------------------------

                                                                 DECEMBER 31, 2000                 SEPTEMBER 30, 2000
                                         MARCH 31, 2001   AS REPORTED       AS RESTATED     AS REPORTED      AS RESTATED
                                        ---------------   -----------       -----------     -----------      -----------
                                                                      (IN THOUSANDS)
Operating expenses:
Sales and marketing                            8,993           10,655           11,039            9,850           10,020
Research and development                       5,919            5,613            5,866            5,484            5,723
General and administrative                     2,643            2,473            2,370            1,846            1,824
Acquired in-process research
   and development                                --               --               --               --               --
Amortization of intangibles                    6,682            7,481            7,481            7,481            7,481
Restructuring and other activities             1,362               --               --               --               --
Impairment and loss on disposal
   of long-lived assets                        2,415               --               --               --               --
Sale of product line                          49,667               --               --               --               --
                                            --------         --------         --------         --------         --------
Total operating expenses                      77,681           26,222           26,756           24,661           25,048
                                            --------         --------         --------         --------         --------
Loss from operations                         (76,249)         (26,579)         (26,480)         (22,562)         (23,445)
Interest and other income, net                   717              849              849              947              947
Write-down of long term investments           (1,350)              --               --               --               --
                                            --------         --------         --------         --------         --------
Net loss before income taxes                 (76,882)         (25,730)         (25,631)         (21,615)         (22,498)
Provision for income taxes                      (220)            (414)            (414)              --               --
                                            --------         --------         --------         --------         --------
Net loss                                    $(77,102)        $(26,144)        $(26,045)        $(21,615)        $(22,498)
                                            ========         ========         ========         ========         ========

                                     ----------------------------------------------------------------------------------------------
                                             JUNE 30, 2000              MARCH 31,       DECEMBER 31,     SEPTEMBER 30,    JUNE 30,
                                     AS REPORTED      AS RESTATED         2000              1999            1999           1999
                                     -----------      -----------      -----------      -----------      -------------  -----------
                                                                             (IN THOUSANDS)
CONSOLIDATED STATEMENT
  OF OPERATIONS DATA:
Net Revenue:
License                                $  6,971         $  5,026         $  5,668         $  4,403         $  3,502       $  3,457
Services                                  5,609            5,689            5,627            4,317            4,674          3,976
                                       --------         --------         --------         --------         --------       --------
Total of net revenue                     12,580           10,715           11,295            8,720            8,176          7,433

Cost of net revenue:
License                                     357              357            1,055              455              236            137
Amortization of purchased technology        497              497
Services                                  5,208            5,059            4,375            3,112            3,516          2,712
                                       --------         --------         --------         --------         --------       --------
Total cost of net revenue                 6,062            5,913            5,430            3,567            3,752          2,849
                                       --------         --------         --------         --------         --------       --------
Gross profit                              6,518            4,802            5,865            5,153            4,424          4,584
                                       --------         --------         --------         --------         --------       --------


                                       -------------------------------------------------------------------------------------------
                                                JUNE 30, 2000          MARCH 31,       DECEMBER 31,     SEPTEMBER 30,   JUNE 30,
                                       AS REPORTED      AS RESTATED       2000              1999            1999          1999
                                       -----------      -----------    -----------      -----------      ------------- -----------
                                                                            (IN THOUSANDS)
Operating expenses:
Sales and marketing                         7,077            7,226          6,516            5,737            4,841         4,785
Research and development                    5,384            5,384          5,055            3,973            3,904         2,804
General and administrative                  1,506            1,506          1,108            1,935            1,974         1,549
Acquired in-process research
   and development                             --                             230                                --            --
Amortization of intangibles                 7,481            7,481          5,066              236              236           240
Restructuring and other activities             --               --             --               --               --
                                         --------         --------       --------         --------         --------      --------
Total operating expenses                   21,448           21,597         17,975           11,881           10,955         9,378
                                         --------         --------       --------         --------         --------      --------
Loss from operations                      (14,930)         (16,795)       (12,110)          (6,728)          (6,531)       (4,794)
Interest and other income, net              1,111            1,111          1,081            1,071               66            71
Write-down of investments                      --               --             --               --               --            --
Sale of assets                                 --               --             --               --               --            --
                                         --------         --------       --------         --------         --------      --------
Net loss before income taxes              (13,819)         (15,684)       (11,029)          (5,657)          (6,465)       (4,723)
Provision for income taxes                     --               --             --
                                         --------         --------       --------         --------         --------      --------
Net loss                                 $(13,819)        $(15,684)      $(11,029)        $ (5,657)        $ (6,465)     $ (4,723)
                                         ========         ========       ========         ========         ========      ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                    PART III

        The SEC allows us to include information required in this report by referring to other documents or reports we have already or will soon be filing. This is called "Incorporation by Reference." We intend to file our definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading "Proposal No. 1 -- Election of Directors" which is to be filed in connection with our 2001 Annual Meeting of Stockholders within 120 days of our year ended March 31, 2001.

        The information required by this Item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to information set forth in the definitive proxy statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION.

        The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading "Executive Compensation and Other Matters."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading "Certain Relationships and Related Transactions."

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1. FINANCIAL STATEMENTS

        The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:


                                                                        PAGE
                                                                        ----
   Report of Independent Accountants ................................    F-2
   Consolidated Balance Sheet .......................................    F-3
   Consolidated Statement of Operations .............................    F-4
   Consolidated Statement of Stockholders' Equity (Deficit) .........    F-5
   Consolidated Statement of Cash Flows .............................    F-6
   Notes to Consolidated Financial Statements .......................    F-7

2. FINANCIAL STATEMENT SCHEDULES

        Financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statement or the notes thereto.

3. EXHIBITS

        The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

(a) EXHIBITS

                                  EXHIBIT LIST

    No.                                  Description
    ---                                  -----------
    2.1*        Agreement and Plan of Reorganization dated as of June 23, 1998 by and among Calico Technology, Inc., Calico Acquisition
                Corporation, FirstFloor Software, Inc., Certain Shareholders of
                FirstFloor Software, Inc., and Certain Shareholders of Calico
                Technology, Inc.

    2.2*        Form of Agreement and Plan of Merger between Calico Technology,
                Inc., a California corporation, and Calico Commerce, Inc., a
                Delaware corporation

    2.3** Agreement and Plan of Merger dated as of November 19, 1999 by and between Calico Commerce, Inc., ConnectInc.com, Co., and
                Calico Acquisition, Inc.

    2.4***      Asset Purchase Agreement, dated March 20, 2001, by and between
                Calico, ConnectInc.com, Co. and Digital River, Inc.

    3.1*        Certificate of Incorporation

    3.2*        Bylaws

   10.1*        Office Lease between Metropolitan Life Insurance Company and
                Calico Commerce, Inc. dated as of August 18, 1999

   10.2*        1997 Stock Option Plan and forms of agreements thereunder

   10.3*        1995 Stock Option Plan and forms of agreements thereunder

   10.4*        1999 Employee Stock Purchase Plan

   10.5*        Form of Indemnity Agreement for directors and officers

   10.6* Investors' Rights Agreement, dated as of May 26, 1995, as amended, among Calico Technology, Inc. William G. Paseman, and the persons identified on the schedules attached thereto

   10.8*        Four Variable Rate Installment Notes between Calico Technology,
                Inc. and Comerica Bank -- California

   10.9*        Common Stock Purchase Agreement dated September 3, 1999 between
                Calico Commerce, Inc. and Dell U.S.A., L.P.

   10.10*       Letter Agreement between Andersen Consulting LLP and Calico
                Commerce, Inc. dated September 17, 1999

   10.11*       Common Stock Purchase Agreement dated September 29, 1999 between
                Calico Commerce, Inc. and AC II Technology (ACT II) B.V.

   10.12*       Amendment Number Nine to Investors' Rights Agreement dated
                September 28, 1999

   10.13****    2000 Non-officer Stock Option Plan

   10.14+****   Software License Agreement dated April 27, 1999, as amended
                October 28, 1999, between Calico Commerce, Inc. and WebXpress, A
                BEA Company


    No.                                  Description
    ---                                  -----------
   10.15+       Second Amendment, dated April 28, 2000, and Third Amendment, dated March 15, 2001, to Software License Agreement between
                Calico Commerce, Inc. and WebXpress, A BEA Company

   10.16        Security Agreement by and between Calico Commerce, Inc. and
                Comerica Bank - California, dated March 16, 2001

   10.17        Common Stock Warrant issued to Anjes, Inc. dated December 28,
                2000

   10.18        Common Stock Warrant issued to Hefei Xin Hua Hai electronics
                Limited dated December 28, 2000

   10.19+ Letter of Agreement Regarding Financial Services Proposal by and between Calico Commerce, Inc. and David Powell, Inc. dated
                February 22, 2001

   21.1         List of Subsidiaries

   23.1         Consent of PricewaterhouseCoopers LLP, Independent Accountants

* Incorporated herein by reference to Calico's Registration Statement on Form S-1, as amended (File No. 333-82907)

** Incorporated herein by reference to Calico's Current Report on Form 8-K filed November 29, 1999

*** Incorporated herein by reference to Calico's Current Report on Form 8-K filed April 4, 2001

**** Incorporated by reference to Calico's Annual Report on Form 10-K filed June 29, 2000

+ Confidential treatment has been requested for certain portions of this exhibit. The omitted portions have been separately filed with the Commission

(b) REPORTS ON FORM 8-K

        We did not file any reports on Form 8-K during the quarter ended March 31, 2001:

                                    SIGNATURE


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        DATE:  JULY 13, 2001        CALICO COMMERCE, INC.


                                      BY: /S/ ALAN P. NAUMANN
                                          -------------------------------------
                                          ALAN P. NAUMANN
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER



                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alan Naumann and Leslie E. Wright, and each of them, as such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


        Signature                                              Title                                      Date
--------------------------------------           --------------------------------------------         --------------
/s/ ALAN P. NAUMANN                              President and Chief Executive Officer                July 13, 2001
--------------------------------------           (Principal Executive Officer)
Alan P. Naumann


/s/ LESLIE E. WRIGHT                             Interim Chief Financial Officer                      July 13, 2001
--------------------------------------           (Principal Financial and Accounting Officer)
Leslie E. Wright


/s/ JOSEPH B. COSTELLO                           Director                                             July 13, 2001
--------------------------------------
Joseph B. Costello


/s/ JOEL P. FRIEDMAN                             Director                                             July 13, 2001
--------------------------------------
Joel P. Friedman


/s/ BERNARD J. LACROUTE                          Director                                             July 13, 2001
--------------------------------------
Bernard J. Lacroute


/s/ WILLIAM D. UNGER                             Director                                             July 13, 2001
--------------------------------------
William D. Unger

                              CALICO COMMERCE, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                             Page
                                                                             ----
CALICO COMMERCE, INC. CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Accountants.........................................   F-2
Consolidated Balance Sheet................................................   F-3
Consolidated Statement of Operations and Other Comprehensive Loss. .......   F-4
Consolidated Statement of Stockholders' Equity (Deficit).. ...............   F-5
Consolidated Statement of Cash Flows......................................   F-6
Notes to Consolidated Financial Statements................................   F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Calico Commerce, Inc.:

         In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 40 present fairly, in all material respects, the financial position of Calico Commerce, Inc. and its subsidiaries at March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         The accompanying consolidated financial statements have been prepared assuming that Calico Commerce, Inc. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Calico Commerce, Inc. has suffered recurring losses from operations which raise substantial doubt as to their ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PRICEWATERHOUSECOOPERS LLP

San Francisco, California
July 10, 2001

                              CALICO COMMERCE, INC.

                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             March 31,
                                                                      -----------------------
                                                                         2001          2000
                                                                      ---------     ---------
ASSETS
    Current Assets:
    Cash and cash equivalents ....................................    $   8,354     $  25,917
    Restricted cash ..............................................          400           200
    Short-term investments .......................................       24,411        49,723
    Accounts receivable, net .....................................        2,582        10,829
    Other current assets .........................................        2,449         2,568
                                                                      ---------     ---------
          Total current assets ...................................       38,196        89,237

Long-term investments ............................................          250         4,777
Restricted cash ..................................................        1,450           600
Property and equipment, net ......................................        4,644         4,462
Intangibles and other assets, net ................................          190        89,584
                                                                      ---------     ---------
                                                                      $  44,730     $ 188,660
                                                                      =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .............................................    $   1,823     $   4,152
    Accrued liabilities ..........................................       11,187        11,641
    Deferred revenue .............................................        2,031         5,802
    Current portion of notes payable .............................        1,826         1,255
    Current portion of capital lease obligations .................          104           275
                                                                      ---------     ---------
          Total current liabilities ..............................       16,971        23,125

Notes payable, non-current .......................................            3         1,413
Capital lease obligations, non-current ...........................           29           106
Other liabilities ................................................          396            32
                                                                      ---------     ---------
                                                                         17,399        24,676
                                                                      ---------     ---------
Commitments and contingencies (Note 12)

Stockholders' equity:
   Preferred Stock; $0.001 par value; 15,000 shares authorized;
      no shares issued and outstanding ...........................           --            --
   Common Stock; $0.001 par value; 150,000 shares authorized;
      35,282 and 34,942 shares issued and outstanding ............           35            35
   Additional paid-in capital ....................................      226,786       224,587
   Notes receivable from stockholders ............................         (617)       (1,752)
   Unearned compensation .........................................           (7)       (1,228)
   Other comprehensive loss ......................................          (58)         (179)
   Accumulated deficit ...........................................     (198,808)      (57,479)
                                                                      ---------     ---------
          Total stockholders' equity .............................       27,331       163,984
                                                                      ---------     ---------
                                                                      $  44,730     $ 188,660
                                                                      =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                              CALICO COMMERCE, INC.

        CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        Year Ended March 31,
                                                                  -----------------------------------
                                                                     2001         2000         1999
                                                                  ---------     --------     --------
Net revenue:
License ......................................................    $  12,992     $ 17,030     $ 10,482
Services .....................................................       16,742       18,594       10,931
                                                                  ---------     --------     --------
     Total net revenue .......................................       29,734       35,624       21,413
                                                                  ---------     --------     --------
Cost of net revenue:
License ......................................................        1,354        1,143          362
Amortization of purchased technology .........................        1,860          739          817
Services (including stock-based compensation of $16, $159,
  and $221, respectively) ....................................       18,407       13,714        7,493
                                                                  ---------     --------     --------
     Total cost of net revenue ...............................       21,621       15,596        8,672
                                                                  ---------     --------     --------
Gross profit .................................................        8,113       20,028       12,741
                                                                  ---------     --------     --------
Operating expenses:
  Sales and marketing (including stock-based compensation
     of $72, $715, and $928, respectively) ...................       37,278       21,881       15,066
  Research and development (including stock-based
     compensation of $14, $389, and $378,respectively) .......       22,892       15,736        6,055
  General and administrative (including stock-based
     compensation of $116, $288, and $480, respectively) .....        8,343        6,566        4,468
  Acquired in-process research and development ...............           --          230        1,840
  Amortization of intangibles and other assets................       29,125        5,778          550
  Restructuring expense ......................................        1,362           --           --
  Impairment and loss on disposal of long-lived assets .......        2,415           --           --
  Loss on sale of product line ...............................       49,667           --           --
                                                                  ---------     --------     --------
     Total operating expenses ................................      151,082       50,191       27,979
                                                                  ---------     --------     --------
Loss from operations .........................................     (142,969)     (30,163)     (15,238)

Interest expense .............................................         (335)        (222)        (192)
Interest income ..............................................        3,868        2,620          293
Write down of long-term investments ..........................       (1,350)          --           --
Other income/(expense), net ..................................           91          (36)        (124)
                                                                  ---------     --------     --------
Loss before taxes ............................................     (140,695)     (27,801)     (15,261)
Provision for income taxes ...................................         (634)          --           --
                                                                  ---------     --------     --------
Net loss .....................................................    $(141,329)    $(27,801)    $(15,261)
Other comprehensive income/(loss):
  Unrealized gain/(loss) on investments ......................           11         (179)          --
  Reclassification adjustment for gains included in
     net loss ................................................          179           --           --
  Foreign currency translation adjustments ...................          (69)          --           --
                                                                  ---------     --------     --------
Comprehensive loss ...........................................    $(141,208)    $(27,980)    $(15,261)
                                                                  =========     ========     ========
Net loss per share:
Basic and diluted ............................................    $   (4.09)    $  (1.36)    $  (2.25)
                                                                  =========     ========     ========
Weighted average shares ......................................       34,525       20,450        6,775
                                                                  =========     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                              CALICO COMMERCE, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                Notes                     Accumulated                     Total
                                    Common Stock  Additional  Receivable                      Other                    Stockholders'
                                  ---------------  Paid-In      from        Unearned     Comprehensive   Accumulated    (Deficit)
                                   Shares  Amount  Capital   Stockholders Compensation    Income (Loss)     Deficit       Equity
                                  -------  ------ ---------- ------------ ------------   --------------  -----------  --------------
Balance at March 31,1998 ........   9,498   $  9  $   3,658    $  (712)      $ (1,966)           $--       $ (14,417)   $ (13,428)
Exercise of stock options .......   1,526      2      1,811     (1,660)            --             --              --          153
Issuance of Common Stock ........   1,053      1      9,999         --             --             --              --       10,000
Repayment of notes receivable ...      --     --        (92)       161             --             --              --           69
Repurchase of Common Stock ......    (641)    (1)      (501)        --             --             --              --         (502)
Issuance of Common Stock options
  to non-employees ..............      --     --        148         --             --             --              --          148
Unearned compensation ...........      --     --      2,854         --         (2,854)            --              --           --
Amortization of unearned
  compensation ..................      --     --         --         --          2,041             --              --        2,041
Net loss ........................      --     --         --         --             --             --         (15,261)     (15,261)
                                  -------   ----  ---------    -------       --------       --------       ---------    ---------
Balance at March 31, 1999 .......  11,436     11     17,877     (2,211)        (2,779)            --         (29,678)     (16,780)
Exercise of stock options .......     584      1      1,905       (285)            --             --              --        1,621
Repurchase of Common Stock ......    (488)    --       (218)       216             --             --              --           (2)
Repayments of notes receivable ..      --     --         --        528             --             --              --          528
Issuance of Common Stock
  Options to non-employees ......      --     --         83         --             --             --              --           83
Issuance of warrants ............      --     --        232         --             --             --              --          232
Exercise or warrants ............     129     --         --         --             --             --              --           --
Issuance of Common Stock
  in initial public offering ....   6,443      6     81,709         --             --             --              --       81,715
Issuance of Common Stock
  in business combination .......   1,206      1     79,741         --             --             --              --       79,742
Issuance of options assumed
  In business combination .......      --     --     10,722         --             --             --              --       10,722
Conversion of Preferred Stock
  to Common Stock upon initial
  public offering ...............  15,632     16     32,536         --             --             --              --       32,552

Amortization of unearned
  compensation ..................      --     --         --         --          1,551             --              --        1,551
Unrealized loss on investments ..      --     --         --         --             --           (179)             --         (179)
Net loss ........................      --     --         --         --             --             --         (27,801)     (27,801)
                                  -------   ----  ---------    -------       --------       --------       ---------    ---------
Balance at March 31, 2000 .......  34,942     35    224,587     (1,752)        (1,228)          (179)        (57,479)     163,984
Exercise of stock options .......     354     --      1,545         --             --           --              --          1,545
Repurchase of Common Stock ......    (274)    --       (214)       177             --           --              --            (37)
Repayments of notes receivable ..      --     --         --        350             --           --              --            350
Interest on notes receivable ....      --     --         --       (144)            --           --              --           (144)
Forgiveness of notes
  receivable ....................      --     --         --        752             --           --              --            752
Issuance of Common Stock under
  employee stock purchase plan ..     260     --      1,811         --             --           --              --          1,811
Issuance of warrants to
  customers .....................      --     --         60         --             --           --              --             60
Amortization of unearned
  compensation ..................      --     --         --         --            218           --              --            218
Unearned compensation, net of
  cancellations .................      --     --     (1,003)        --          1,003           --              --             --
Unrealized gain on investments ..      --     --         --         --             --          190              --            190
Foreign currency translation
  adjustments ...................      --     --         --         --             --          (69)             --            (69)
Net loss ........................      --     --         --         --             --           --        (141,329)      (141,329)
                                  -------   ----  ---------    -------       --------     --------       ---------      ---------
Balance at March 31, 2001 .......  35,282   $ 35  $ 226,786    $  (617)      $     (7)    $    (58)      $(198,808)     $  27,331
                                  =======   ====  =========    =======       ========     ========       =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                              CALICO COMMERCE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             Year Ended March 31,
                                                                      ------------------------------------
                                                                         2001          2000         1999
                                                                      ---------     ---------     --------
Cash flows from operating activities:
   Net loss ......................................................    $(141,329)    $ (27,801)    $(15,261)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Provision for doubtful accounts ...............................        1,203           102          200
   Depreciation and amortization .................................       34,000         8,721        4,481
   Amortization of unearned compensation .........................          218         1,866        2,189
   Warrants to customers .........................................           60            --           --
   Loss on disposal of fixed assets ..............................          922            36          260
   Impairment of long-lived assets ...............................        1,493            --           --
   Interest on notes receivable ..................................         (144)           --           --
   Forgiveness of stockholder notes receivable ...................          752            --           --
   Forgiveness of employee loan ..................................           60            --           --
   Write down of long-term investments ...........................        1,350            --           --
   Loss on sale of product line ..................................       49,667            --           --
Changes in assets and liabilities, net of acquisition:
   Accounts receivable ...........................................        7,044        (2,652)      (4,574)
   Other current assets ..........................................           59        (1,131)      (1,072)
   Other assets ..................................................           (6)           --           --
   Accounts payable ..............................................       (2,329)        2,282          531
   Accrued liabilities ...........................................       (1,160)        1,437        2,662
   Deferred revenue ..............................................       (2,992)         (487)       3,130
   Other liabilities .............................................          (23)          (59)          91
                                                                      ---------     ---------     --------
     Net cash used in operating activities .......................      (51,155)      (17,686)      (7,363)
                                                                      ---------     ---------     --------
Cash flows from investing activities:
Purchases of property and equipment ..............................       (4,442)       (3,696)      (1,829)
Purchases of investments .........................................      (21,996)     (100,550)          --
Maturity of investments ..........................................       58,521        45,071           --
Deposits .........................................................         (300)         (184)          --
Acquisition, net of cash acquired ................................           46         2,601           --
                                                                      ---------     ---------     --------
     Net cash provided by (used in) investing activities .........       31,829       (56,758)      (1,829)
                                                                      ---------     ---------     --------
Cash flows from financing activities:
   Proceeds from initial public offering, net of issuance
     costs .......................................................           --        81,715           --
   Proceeds from issuance of Common Stock, net of
     issuance costs ..............................................        3,356         1,605       10,153
   Common stock repurchases ......................................          (37)         (135)        (502)
   Proceeds from repayments of stockholder loans .................          350           662           69
   Proceeds from issuance of preferred stock, net of
     issuance costs ..............................................           --            16       12,217
   Restriction of cash under compensating balance
     agreement ...................................................         (750)           --           --
   Proceeds from issuance of notes payable .......................          515         2,143          763
   Repayments of notes payable ...................................       (1,354)         (803)        (409)
   Principal payments under capital lease obligations ............         (248)         (283)        (172)
                                                                      ---------     ---------     --------
     Net cash provided by financing activities ...................        1,832        84,920       22,119
                                                                      ---------     ---------     --------
         Effect of foreign exchange on cash ......................          (69)           --           --

Net increase (decrease) in cash and cash equivalents .............      (17,563)       10,476       12,927
Cash and cash equivalents at beginning of period .................    $  25,917        15,441        2,514
                                                                      ---------     ---------     --------
Cash and cash equivalents at end of period .......................    $   8,354     $  25,917     $ 15,441
                                                                      =========     =========     ========
Supplemental cash flow disclosures:
   Cash paid for interest ........................................    $     333     $     222     $    192
                                                                      =========     =========     ========
Non-cash transactions:
   Issuance of Common Stock for notes receivable .................    $      --     $     285     $  1,660
                                                                      =========     =========     ========
   Cancellation of notes receivable related to forfeited
     unvested restricted Common Stock ............................    $     177     $     216     $     92
                                                                      =========     =========     ========
   Forgiveness of stockholder notes receivable ...................    $     752     $      --     $     --
                                                                      =========     =========     ========
   Equipment acquired through capital lease obligations ..........    $      --     $      --     $    136
                                                                      =========     =========     ========
   Stock proceeds from sale of MarketMaker assets ................    $   7,846     $      --     $     --
                                                                      =========     =========     ========
   Unearned compensation charge (forfeitures); net ...............    $  (1,003)    $      --     $  2,854
                                                                      =========     =========     ========
Acquired net assets associated with acquisitions included:
   Fair value of tangible assets .................................    $      --     $   3,648     $    360
   Fair value of existing products and core technology ...........           --         5,000        1,547
   Acquired in-process research and development ..................           --           230        1,840
   Goodwill, customer base and in-place workforce ................           --        86,965        4,266
   Fair value of liabilities assumed .............................           --        (5,363)      (1,951)
                                                                      ---------     ---------     --------
                                                                      $      --     $  90,480     $  6,062
                                                                      =========     =========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                              CALICO COMMERCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

         Calico Commerce, Inc. ("Calico" or the "Company") was incorporated on April 14, 1994 as an S-corporation. In May 1995, the Company was reorganized as a C-corporation under California law. In September 1999, the Company was reincorporated as a Delaware corporation.

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

LIQUIDITY

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the year ended March 31, 2001 the Company incurred a loss from operations of $143.0 million and negative cash flows from operations of $51.2 million. As of March 31, 2001, the Company had an accumulated deficit of $198.8 million.

         The Company continues to face significant risks associated with successful execution of its business strategy. These risks include, but are not limited to, technology and product development, introduction and market acceptance of products and services, changes in the marketplace, liquidity, competition from existing and new competitors which may enter the marketplace, retention of key personnel, and pending litigation.

         The Company requires significant capital to implement its strategy, to adequately address the appropriate target markets and to generate sales demand for its current and planned future products and services. In addition, the Company's liquidity could be adversely impacted by litigation referred to in
Note 12-Commitments and Contingencies.

         At March 31, 2001, the Company was not in compliance with all of the financial covenants on an installment note, due to larger than expected net operating losses. The Company has classified this note payable as current and due on demand.

        The Company expects operating losses and negative cash flows from operations to continue for the foreseeable future. These conditions plus the foregoing circumstances raise substantial doubt about the Company's ability to continue as a going concern. To reduce its expenditures, the company recently restructured in several areas, including reduced staffing, expense management and curtailed capital spending. For example, in the six months ended June 30, 2001, the company reduced our workforce by approximately 50% in order to reduce costs. However, as these actions will not be sufficient for the company to obtain a positive cash flow, it plans to further reduce expenditures and operating costs, including significant workforce reductions in July. If the Company is unable to substantially increase revenues, reduce expenditures and collect upon accounts receivable, or if it incurs unexpected expenditures, or is unable to liquidate its holdings in Digital River common stock on a timely basis and at an acceptable price, then it will need to reduce expenses further through further work force reductions and other cost cutting measures, and raise additional funds in order to continue as a going concern. There can be no assurance that additional funding will be available on favorable terms or at all. If additional funding is not available when needed, the Company may be unable to continue as a going concern and achieve its intended business objectives. The consolidated financial statements do not include any adjustments that may result from this uncertainty.

REINCORPORATION

         In September 1999, the Company reincorporated in the State of Delaware. As a result of the reincorporation, the Company is authorized to issue 150,000,000 shares of $0.001 par value Common Stock and 15,000,000 shares of $0.001 par value Preferred Stock. The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions

                              CALICO COMMERCE, INC.

thereof. Share and per share information for the years ended March 31, 2000 and 1999 have been retroactively adjusted to reflect the reincorporation.

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with an original or remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, high quality money market funds and commercial paper.

RESTRICTED CASH

        The Company has issued an $800,000 letter of credit to one of its landlords whereby the Company granted the landlord a security interest and limited powers of attorney over certain certificates of deposit. The certificates of deposit serve as collateral supporting a lease for certain facilities. The letter of credit is callable if the Company defaults on its lease. The letter of credit may be reduced by amendment in increments of $200,000 on each anniversary date of the lease. As of March 31, 2001, $800,000 remained restricted; $400,000 of which has been classified as long-term restricted cash and $400,000 has been classified as short-term restricted cash.

        In March of 2001, the Company agreed with one of its lenders to maintain a money market cash balance of $750,000 as collateral against its installment notes payable in favor of the lender. These notes were originally collateralized with equipment and intellectual property that was subsequently sold to Digital River in conjunction with the Company's sale of its MarketMaker product line. This balance due under the notes has been classified as long-term restricted cash at March 31, 2001.

         In January of 2001, the Company placed $300,000 in escrow for the acquisition of preferred stock in a private company, the financing for which had not closed as of the year end.

                              CALICO COMMERCE, INC.

INVESTMENTS

         The Company's investments consist primarily of certificates of deposit, auction rate municipal bonds, corporate and United States government bonds, municipal bonds, commercial paper and equity securities.

         Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. At March 31, 2001, all marketable investment securities were designated as available-for-sale. Available-for-sale securities are carried at fair value, using available market information and appropriate valuation methodologies, with unrealized gains and losses reported in stockholders' equity (deficit).

         The Company periodically evaluates these investments for other-than-temporary impairment based on the investee business prospects, financial condition, subsequent financings, liquidity and comparable public company market values. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the statement of operations. The cost of securities is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

         In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company uses the cost method to account for investments in which it holds a minority interest and does not exercise significant influence.

CONCENTRATION OF CREDIT RISK AND BUSINESS RISK

         Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, accounts receivable and other current assets. The Company by policy and practice maintains its cash and cash equivalents with financial institutions the Company believes are of high credit quality. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company generally requires no collateral from its customers. To reduce its risk, the Company periodically reviews the credit worthiness of its customers and establishes reserves for potential credit losses. To date such losses have been within management's estimations.

         At March 31, 2001, one customer accounted for 13% of gross accounts receivable. At March 31, 2000 one customer represented 11% of gross accounts receivable.

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

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; generally three to five years. The cost of equipment acquired under a capital lease is amortized over the shorter of the life of the lease, or the estimated useful life of the assets. Maintenance and repairs are charged to operations as incurred and major improvements are capitalized. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts with any gain or loss realized upon sale or disposal credited or charged to operations, respectively.

                              CALICO COMMERCE, INC.

INTANGIBLE ASSETS

         Identifiable intangible assets result from the application of the purchase method of accounting for the Company's acquisitions and are composed of the unamortized identifiable assets including assembled workforce, customer base and acquired technology. Goodwill represents the unamortized portion of the excess of the purchase price of acquired businesses over the fair value of the identifiable net assets acquired and is amortized using the straight-line method over estimated useful lives ranging from three to four years. Acquired in-place workforce and customer base is amortized over the period of benefit of three years. Acquired existing products and core technology have been amortized over the period of benefit ranging from seven to 36 months and are classified as a component of cost of license revenue.

VALUATION OF LONG-LIVED ASSETS

         The Company periodically evaluates the carrying value of long-lived assets and certain identifiable intangibles for impairment, when events and circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period, and the Company's market capitalization relative to net book value. When the Company determines that the carrying value of goodwill may not be recoverable based on the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company's current business model. An impairment loss is recognized whenever the evaluation demonstrates that the carrying amount of a long-lived asset is not recoverable (Note 4 -- Balance Sheet Components and Note 16 -- Impairment of Long-Lived Assets).

FOREIGN CURRENCY TRANSLATION

         The Company considers the local currency to be the functional currency for all of its foreign operations. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are charged or credited to other comprehensive income. Gains and losses on foreign currency transactions are included in non-operating income and expense.

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

         Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collectibility is probable. Arrangements for which the fees are not deemed probable for collection are recognized upon cash collection. Arrangements for which the fees are not deemed fixed or determinable are recognized in the period they become due.

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

                              CALICO COMMERCE, INC.

         The Company has accumulated relevant information from contracts to use in determining the availability of vendor-specific objective evidence and believes that such information complies with the criteria established in Statement of Position 97-2 as follows:

         - Customers are required to pay separately for annual maintenance. Future renewal rates are included as a term of the contracts. The Company uses the renewal rate as vendor-specific objective evidence of fair value for maintenance.

         - The Company charges standard hourly rates for consulting services based upon the nature of the services and experience of the professionals performing the services, and such services are separately priced in contracts.

         - For training, the Company charges standard course rates for each course based upon the duration of the course, and such courses are separately priced in contracts. The Company has a history of selling such courses separately.

         Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenue. Amounts recognized as revenue in advance of billing (typically under percentage-of-completion accounting) are recorded as unbilled receivables.

         The Company recognizes revenues on a gross basis pursuant to Emerging Issues Task Force ("EITF") No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent."

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

STOCK-BASED COMPENSATION

        The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price of the option.

         Unearned compensation is amortized and expensed in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28. ("FIN 28") The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

         The Company uses the Black-Scholes option pricing model to value options granted to non-employees.

                              CALICO COMMERCE, INC.

ADVERTISING EXPENSE

         Advertising costs are generally expensed as incurred. Advertising costs totaled $3.6 million, $842,000, and $339,000 during the years ended March 31, 2001, 2000, and 1999, respectively.

SEGMENT AND GEOGRAPHIC INFORMATION

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. In accordance with the provisions of SFAS No. 131, the Company has determined that it does not have separately reportable operating segments. The Company operates in one principal business segment across domestic and international markets.

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

COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) is defined as a change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net loss and comprehensive income (loss) for the Company arises from foreign currency translation adjustments and unrealized gains/(losses) on available-for-sale securities. As of March 31, 2001, accumulated other comprehensive loss consisted of $11,000 of net unrealized gains on securities and a net loss on foreign currency translation adjustments of $69,000. As of March 31, 2000, the Company had $179,000 of net unrealized losses on securities.

NET LOSS PER SHARE

         SFAS 128, "Earnings Per Share," establishes standards for computing and presenting earnings per share. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potential common shares outstanding during the period, except if anti-dilutive. Potential commons shares used in the diluted earnings per share calculation consist of shares issuable upon the exercise of stock options and warrants computed using the treasury stock method.

RECLASSIFICATIONS

         Amounts for stock compensation previously reported in the statements of operations for the year ended March 31, 2000 have been reclassified to conform to the current presentation in the Company's fiscal 2001 statement of operations. The reclassification had no effect on loss from operations as previously reported.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998,the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No 137, "Accounting with

                              CALICO COMMERCE, INC.

Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement 133" ("SFAS 137"). SFAS 137 deferred the effective date of until the first fiscal quarter of all fiscal years beginning after June 15, 2000. The Company has adopted SFAS 133 in its quarter ended June 30, 2001. The Company has not engaged in hedging activities or invested in derivative instruments and accordingly the implementation of SFAS 133 has not had a material effect on its financial statements.

NOTE 2 -- ACQUISITIONS:

CONNECTINC.COM

         On January 31, 2000, the Company completed the acquisition of ConnectInc.com "Connect", a provider of technology and services that dynamically connect buying and selling companies over the Internet. Under the terms of the Agreement and Plan of Merger dated November 19, 1999, among the Company Connect and Calico Acquisition Corporation, approximately 1.4 million shares of Calico Common Stock were issued or reserved for issuance for all outstanding shares, options and warrants of Connect. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Connect have been included in the Company's consolidated financial statements since the acquisition date.

         The purchase consideration included 1,206,363 shares of Common Stock valued at approximately $79,741,000. In addition, the company assumed all outstanding options and warrants of Connect. Upon the acquisition, these options and warrants converted to options and warrants to acquire an aggregate of 219,717 shares of common stock and warrants of the Company and had an average exercise price of $20.77 per share. The Company used the Black-Scholes option pricing model to determine the fair value of the assumed options and warrants, based upon the following assumptions: (i) risk free rate of 5.6% ; (ii) average expected life of 2.5 years; (iii) expected volatility of 75%; and (iv) no dividends expected to be paid on the outstanding shares. The fair value of the stock options and warrants of approximately $10,772,000 was included as a component of the purchase price.

         The total purchase price of $90,480,000 was allocated to assets acquired, including tangible and intangible assets, and liabilities assumed, based on their respective estimated fair values at the acquisition date.

The total purchase price was allocated as follows (in thousands):

Fair value of tangible assets ....................................     $  3,648
Fair value of existing products and core technology ..............        5,000
Acquired in-process research and development .....................          230
Goodwill, customer base and in-place workforce ...................       86,965
Fair value of liabilities assumed ................................       (5,363)
                                                                       --------
                                                                       $ 90,480
                                                                       ========

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

                              CALICO COMMERCE, INC.

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

         The total purchase price was allocated as follows (in thousands):

Fair value of tangible assets .....................................     $   360
Fair value of existing products and core technology ...............       1,547
Acquired in process research and development ......................       1,840
Goodwill ..........................................................       4,266
Fair value of liabilities assumed .................................      (1,951)
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

PRO FORMA RESULTS (UNAUDITED)

         The following unaudited pro forma summary results presents the Company's consolidated results of operations for the year ended March 31, 2000 and 1999 as if the acquisitions of Connect and FirstFloor had been consummated at the beginning of each period. The results of operations of Connect for its year ended December 31, 1998 have been included in the unaudited pro forma summary year ended March 31, 1999. The results of operations of Connect for the period from April 1, 1999 through the date of acquisition (January 31, 2000) have been included in the unaudited pro forma summary results for the year ended March 31, 2000. The unaudited results of operations of Connect for the three months ended March 31, 1999 excluded from the unaudited pro forma results are as follows(in thousands): revenues $2,026, net income $274 and net income per share $0.02. The pro forma consolidated results of operations include certain pro forma adjustments, including the amortization of intangible assets.

                                                          Year ended March 31,
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------
                                                          (in thousands except
                                                           per share amounts)
Net revenues .......................................     $ 40,339      $ 28,215
Net loss ...........................................      (58,524)      (53,736)
Net loss per share, Basic and diluted ..............        (2.73)        (2.45)

         The pro forma results are not necessarily indicative of those that would have actually occurred had the acquisitions taken place at the beginning of the periods presented and should not be construed as being a representation of future operating results.

                              CALICO COMMERCE, INC.

NOTE 3 --- INVESTMENTS

         The carrying amount of the Company's investments are as follows (in thousands):

                                                                  Net         Other Than
                                                Cost           Unrealized      Temporary     Estimated
                                                Basis        Gains (Losses)   Impairment     Fair Value
                                               --------      --------------   -----------    ----------
March 31, 2001
SHORT-TERM INVESTMENTS:
    Due within one year:
    Corporate bonds                            $  7,504          $   11            $--         $ 7,515
    U.S. Government bonds                         9,050              --             --           9,050
    Digital River equity securities(1)            7,846              --             --           7,846
                                               --------          ------        -------         -------
                                               $ 24,400          $   11            $--         $24,411
                                               ========          ======        =======         =======
LONG-TERM INVESTMENTS:
    Due in greater than one year:
    Equity securities                          $  1,600          $   --        $(1,350)         $  250
                                               ========          ======        =======         =======
March 31, 2000
SHORT-TERM INVESTMENTS:
    Due within one year:
    Corporate bonds                            $ 16,141          $ (147)           $--         $15,994
    Government bonds                             28,744             (15)            --          28,729
    U.S. Government bonds                         5,000              --             --           5,000
                                               --------          ------        -------         -------
                                               $ 49,885          $ (162)           $--         $49,723
                                               ========          ======        =======         =======
LONG-TERM INVESTMENTS:
    Due in greater than one year:
    Corporate bonds                               3,294             (17)            --           3,277
    Equity securities                             1,500              --             --           1,500
                                               --------          ------        -------         -------
                                               $  4,794          $  (17)           $--         $ 4,777
                                               ========          ======        =======         =======

(1) These securities contain restrictions on the percentage that can be sold by the Company during certain periods. The Company is restricted to selling no greater than 40% of the total shares during the period of March 20, 2001 to June 20, 2001 and 80% from the period of March 20, 2001 to September 20, 2001. The Company is also limited to selling no more than 175,000 shares within a consecutive five-day trading period (See Note 14 -- Sale of Product Line).

NOTE 4 -- BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                              MARCH 31,
                                                        -----------------------
                                                          2001           2000
                                                        --------       --------
                                                            (in thousands)
ACCOUNTS RECEIVABLE, NET:
   Accounts receivable ...........................      $  3,432       $  9,411
   Unbilled receivables ..........................           850          2,077
   Allowance for doubtful accounts ...............        (1,700)          (659)
                                                        --------       --------
                                                        $  2,582       $ 10,829
                                                        ========       ========

         Write offs of accounts receivable against the allowance for doubtful accounts totaled $162,000, $102,000, and $121,000 for the years ended March 31, 2001, 2000, and 1999, respectively.

                              CALICO COMMERCE, INC.

                                                                  MARCH 31,
                                                              ------------------
                                                               2001        2000
                                                              ------      ------
                                                                (in thousands)
OTHER CURRENT ASSETS:
   Deposits ............................................      $  530      $   39
   Prepaid expenses ....................................       1,172         902
   Interest receivable .................................         225         504
   Due from former employee, net of reserve ............         225         450
   Other ...............................................         297         673
                                                              ------      ------
                                                              $2,449      $2,568
                                                              ======      ======

                                                                 MARCH 31,
                                                           --------------------
                                                             2001        2000
                                                           -------      -------
                                                               (in thousands)
PROPERTY AND EQUIPMENT, NET:
   Computer equipment and software ...................     $ 7,448      $ 7,246
   Furniture, fixtures and leasehold improvements ....       1,033        1,126
                                                           -------      -------
                                                             8,481        8,372
   Less: Accumulated depreciation and amortization ...      (3,837)      (3,910)
                                                           -------      -------
                                                           $ 4,644      $ 4,462
                                                           =======      =======

         Depreciation and amortization expense for the years ended March 31, 2001, 2000, and 1999 totaled $3.0 million, $1.9 million, and $1.6 million, respectively. Property and equipment includes $150,000, $944,000 and $700,000 of computer and office equipment under capital leases at March 31, 2001, 2000 and 1999, respectively. Accumulated depreciation of assets under capital leases totaled $77,500, $587,000 and $360,000 at March 31, 2001, 2000 and 1999,
respectively.

                                                                   MARCH 31,
                                                               -----------------
                                                               2001      2000
                                                               ----    --------
                                                               (in thousands)
INTANGIBLE AND OTHER ASSETS, NET:
   Existing and core technology ...........................    $ --    $  6,547
   Goodwill ...............................................      --      88,033
   In-place workforce and customer base ...................      --       2,730
   Deposits................................................     190         184
                                                               ----    --------
                                                                190      97,494
   Less Accumulated amortization ..........................      --      (7,910)
                                                               ----    --------
                                                                190      89,584
                                                               ====    ========

         Amortization expense for the years ended March 31, 2001, 2000, and 1999 totaled $31.0 million, $6.6 million, and $1.3 million, respectively.

         Total intangible assets decreased significantly during fiscal 2001 due to the Company's sale of its Market Maker product line, which included net intangible assets totaling $57 million. (Note 14 -- Sale of Product Line.) In addition, as part of the Company's impairment analysis in the fourth quarter of fiscal 2001, a $1.4 million impairment charge was recorded to reduce goodwill and other intangible assets to $0 at March 31, 2001 (Note 16 -- Impairment of Long-Lived Assets).

                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
                                                                (in thousands)
ACCRUED LIABILITIES:
   Accrued compensation and benefits .....................    $ 2,198    $ 1,973
   Accrued commissions ...................................        806      2,047
   Accrued trade liabilities .............................      4,292      4,972
   Employee Stock Purchase Plan withholdings .............        371      1,271
   Accrued restructuring costs ...........................        805         --
   Other accrued liabilities .............................      2,715      1,378
                                                              -------    -------
                                                              $11,187    $11,641
                                                              =======    =======

                                      F-16

                              CALICO COMMERCE, INC.

NOTE 5 -- BORROWINGS:

NOTES PAYABLE

         Notes payable consist of amounts payable to equipment financing companies and banks. All are collateralized by the underlying assets as follows (in thousands):

                                                                                      MARCH 31,
                                                                                 ---------------------
                                                                                   2001         2000
                                                                                 --------     --------
7% note; principal and interest payable monthly; matures June 2000 ..........    $     --     $     86
7% note; principal and interest payable monthly; matures August 2000 ........          --           52
7% note; principal and interest payable monthly; matures October 2000 .......          --           31
Bank prime (8.0% at March 31, 2001) plus 0.5% note; principal and
  interest payable monthly; matures March 2001 ..............................          --          112
Bank prime (8.0% at March 31, 2001) plus 0.5% note; principal and
  interest payable monthly; matures May 2001 ................................           6           66
Bank prime (8.0% at March 31, 2001) plus 0.5% note; principal and
  interest payable monthly; matures September 2001 ..........................          49          132
Bank prime (8.0% at March 31, 2001) plus 0.5% note; principal and
  interest payable monthly; matures February 2002 ...........................         107          224
Bank prime (8.0% at March 31, 2001) plus 0.5% note; principal and
  interest payable monthly; matures November 2002 ...........................         556          889
Bank prime (8.0% at March 31, 2001) plus 0.5% note; principal and
  interest payable monthly; matures December 2002 ...........................         467          733
Bank prime (8.0% at March 31, 2001) plus 0.5% note; principal and
  interest payable monthly; matures March 2003 ..............................         238          343
Bank prime (8.0% at March 31, 2001) plus 0.5% note; Principal and
  interest payable monthly; matures June 2003 ...............................         400           --
8.8% note; principal and interest payable monthly; matures March 2003 .......           6           --
                                                                                 --------     --------
                                                                                    1,829        2,668
   Less: current portion of notes payable ...................................      (1,826)      (1,255)
                                                                                 --------     --------
   Notes Payable, non-current ...............................................    $      3     $  1,413
                                                                                 ========     ========

         In September 1999, Calico entered into a commitment with a bank to issue variable rate installment notes in connection with a proposed $3.0 million equipment financing credit line expiring June 30, 2000. This commitment was finalized in October 1999. Each advance above bears interest at the bank's prime rate plus 0.5% per year, with the principal to be repaid in 36 equal monthly installments. As of March 31, 2000, the bank had made three advances totaling $2.1 million under this commitment, and advanced an additional $515,000 on June 30, 2000.

         Under the bank prime plus 0.5% notes above, the Company is required to meet certain quarterly financial tests, including minimum operating results and certain liquidity, leverage and debt service ratios. At March 31, 2001, the Company was not in compliance with all of the financial covenants, due to larger than expected net operating losses. The Company has classified these notes payable as current & due on demand.

         In March of 2001, the Company entered into an agreement with one of its lenders which requires the Company to maintain a money market cash balance of $750,000 as collateral against the installment notes payable described above. These notes were originally collateralized with equipment and intellectual property that was subsequently sold in conjunction with the Company's sale of its Market Maker product (See Note 14 -- Sale of Product Line). This cash balance has been classified as restricted cash at March 31, 2001.

                              CALICO COMMERCE, INC.

         Future minimum principal payments under the notes at March 31, 2001 are as follows (in thousands):

                                                                   YEAR ENDING
                                                                    MARCH 31
                                                                   -----------
     2002...................................................         $1,048
     2003...................................................            711
     2004...................................................             70
     2005...................................................             --
     2006...................................................           --
                                                                     ------
                       Total payments.......................         $1,829
                                                                     ======

NOTE 6 -- INCOME TAXES

         The Company's pretax income (loss) from operations for the fiscal years ended March 31, 2001, 2000 and 1999 consisted of the following components (in thousands):

                                                         MARCH 31,
                                            -----------------------------------
                                               2001         2000         1999
                                            ---------     --------     --------
Domestic ...............................    $(141,592)    $(28,589)    $(15,261)
Foreign ................................          897          788           --
                                            ---------     --------     --------
                                            $(140,695)    $(27,801)    $(15,261)
                                            =========     ========     ========

         The provision for income taxes for the year ended March 31, 2001 is comprised of international income taxes on the Company's foreign sales subsidiaries as follows:

                                                           MARCH 31,
                                                --------------------------------
                                                2001          2000          1999
                                                ----          ----          ----
Current:
Federal                                         $ --          $ --          $ --
State                                             --            --            --
Foreign                                          634            --            --
                                                 ---          ----          ----
  Total Current                                 $634          $ --          $ --
                                                 ---          ----          ----
Deferred:
Federal                                         $ --          $ --          $ --
State                                             --            --            --
Foreign                                           --            --            --
                                                 ---          ----          ----
   Total Deferred                               $ --          $ --          $ --
                                                 ---          ----          ----
Total Provision                                 $634          $ --          $ --
                                                 ===          ====          ====

         At March 31, 2001, the Company had approximately $100.7 million of federal and $20.7 million of state net operating loss carryforwards available to offset future taxable income which expire in varying amounts beginning in 2009 and 2003, respectively. At March 31, 2001, the Company had approximately $1.9 million of federal and $2.0 million of state research and development credit carryforwards available to offset future taxable income some of which expire in varying amounts beginning in 2009 and indefinitely, respectively. Additionally, the Company has approximately $1.0 million of other credit carryforwards which expire in varying amounts beginning in 2003. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

                              CALICO COMMERCE, INC.

         Deferred taxes are composed of the following (in thousands):

                                                                       MARCH 31,
                                                          ----------------------------------
                                                            2001         2000         1999
                                                          --------     --------     --------
Deferred tax assets:
   Depreciation and amortization .....................    $    240     $    694     $    250
   Other accruals and liabilities ....................       3,799        4,480        3,146
   Net operating loss and credit carryforwards .......      40,385       20,172        5,399
                                                          --------     --------     --------
                                                            44,424       25,346        8,795
   Less: Valuation allowance .........................     (44,424)     (22,054)      (8,795)
                                                          --------     --------     --------
                                                          $     --     $  3,292     $     --
                                                          ========     ========     ========
Deferred tax liabilities:
   Non-deductible intangible assets ..................    $     --     $  3,292     $    531
   Depreciation ......................................          --           --           --
                                                          --------     --------     --------
                                                          $     --     $  3,292     $    531
                                                          ========     ========     ========

         The valuation allowance increased by $23.4 million during 2001 and $13.3 million in 2000.

         For financial reporting purposes the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at March 31, 2001, 2000 and 1999. The Company's operating losses are generated domestically and amounts attributable to its foreign operations have been insignificant for all periods presented.

         Reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pre-tax loss is as follows:

                                                                 YEAR ENDED MARCH 31,
                                                               -----------------------
                                                               2001      2000     1999
                                                               ----      ----     ----
Federal statutory rate......................................   (34)%     (35)%    (35)%
State tax, net of federal impact............................    (6)       (6)      (6)
Sale of MarketMaker product line...........................     14        --       --
Provision for valuation allowance on deferred tax assets....    16        26       26
Other Permanent differences.................................    10        15       15
                                                               ---       ---      ---
                                                                --%       --%      --%
                                                               ===       ===      ===

NOTE 7 -- MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

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

                              CALICO COMMERCE, INC.

                                                 DATE OF                    EXERCISE    ESTIMATED     FISCAL YEAR
                                                  GRANT            SHARES    PRICE      FAIR VALUE   OF EXPIRATION
                                              -------------        ------   --------    ----------   -------------
Series A Preferred Stock warrants.......      December 1995        42,000     $0.67      $10,000         2003
Series B Preferred Stock warrants.......      January 1997         34,999      1.60       25,000         2005
Series B Preferred Stock warrants.......        June 1997          56,250      1.60       53,000         2008

         These warrants were converted into Common stock warrants on a one-for-one ratio on October 6, 1999.

         In connection with the acquisition of FirstFloor in August 1998, the Company exchanged the options granted under the FirstFloor 1993 Stock Option Plan into options to purchase 47,203 shares of Company's Series D Mandatorily Redeemable Convertible Preferred Stock. These options had a weighted average exercise price of $2.63 per share. At October 6, 1999, 24,000 of such options were outstanding with a weighted average exercise price of $2.57 per share. These options were converted into Common Stock options on October 6, 1999. The options expire upon the earlier of the respective employee termination or 10 years from grant date. (See Note 2 -- Acquisitions)

NOTE 8 - COMMON STOCK:

         The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 150,000,000 shares of $0.001 par value Common Stock.

         On October 6, 1999, the Company registered and sold 4,600,000 common shares in an initial public offering (`IPO') at $14.00 per share, including 600,000 shares sold in connection with the exercise of the underwriters over allotment. Simultaneously with the closing of the IPO, the Company sold 1,843,200 shares of common stock in private placements at $13.02 per share. Total net proceeds were approximately $81.7 million, after underwriting fees of $3.9 million and $2.2 million of other estimated offering expenses.

         Certain Common Stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company, in the event of voluntary or involuntary termination of employment of the stockholder. As of March 31, 2001, approximately 227,000 shares of outstanding Common Stock were subject to repurchase by the Company at their original exercise price. Of the 227,000 shares of unvested restricted Common Stock repurchaseable, 225,000 are available for reissuance under the 1997 Stock Option Plan.

COMMON STOCK WARRANTS

         In September 1999, in connection with an equipment lease financing arrangement, the Company issued warrants to purchase 5,263 shares of common stock to the financier. The fair value of the warrants will be recognized as interest expense over the life of the associated financing instrument. The warrants were immediately vested and exercisable upon issuance and has a three year term.

        In December 1999, we entered into license, maintenance and services agreements with a business partner. Concurrently with the license agreement, we issued a common stock warrant to the business partner to purchase 4,108 shares of our common stock at 85% of the average market price for the 20 consecutive business days commencing 39 days before the date of grant, which was $46.37. The warrant vested immediately and had a three year term. The warrant was valued at $118,000.

        In March 2000, we entered into further license, maintenance and service agreements with this business partner. Concurrently with the license agreement, we issued a common stock warrant to the business partner to purchase 5,475 shares of our common stock at 85% of the average market price for the 20 consecutive business days commencing 30 days before the date of grant, which was $31.051. The warrant vested immediately and had a three year term. The warrant was valued at $115,000.


         In June 2000 and December 2000, in connection with sales transactions, the Company issued warrants to purchase 5,395, 50,000, and 50,000 shares, respectively, of common stock to customers. These warrants were immediately exercisable after issuance. The fair value of the warrants of $60,000 has been recorded in the Statement of operations as a reduction in revenue in the year ended March 31, 2001.

         The Company estimated the fair value of the warrants, using the Black Scholes option pricing model, at the date of grant and the following assumptions: Risk free rate of 5.50% - 6.80%, no expected dividends and 75% volatility.

                              CALICO COMMERCE, INC.

                                             Exercise     Estimated    Fiscal Year
Date of Grant                     Shares      Price      Fair Value   of Expiration
-------------                     ------     --------    ----------   -------------
September 1999                     5,263      $ 9.50       $ 30,000        2002
December 1999                      4,108       45.05        118,000        2002
March 2000                         5,475       31.05        115,000        2003
June 2000                          5,395       12.60         27,450        2002
December 2000                     50,000        1.50         13,600        2003
December 2000                     50,000        1.00         18,950        2003

         As of March 31, 2001, the Company had reserved shares of Common Stock for future issuance as follows (in thousands):

                                                              March 31,
                                                                2001
                                                              --------
          Exercise of options under stock option plans          15,115
          Exercise of warrants                                 120,233
                                                              --------
                                                               135,348
                                                              ========

NOTE 9 -- EMPLOYEE BENEFIT PLANS:

401(k) SAVINGS PLAN

         The Company sponsors a 401(k) defined contribution plan covering eligible employees who elect to participate. The Company may elect to contribute matching and discretionary contributions to the plan; however, no contributions were made by the Company since the inception of the plan.

STOCK OPTION PLANS

         In July 1995 and April 1997, the Board of Directors adopted the 1995 Stock Option Plan and 1997 Stock Option Plan, respectively, (collectively, the "Plans") which provide for the issuance of incentive and non-statutory stock options to employees, officers, directors, and consultants of the Company. The Company has reserved 15,150,000 shares of Common Stock for issuance under the Plans. The share reserve will automatically be increased on the first day of each fiscal year beginning on or after April 1, 2001 by an amount equal to 5% of the number of shares of the Company's Common Stock which were issued and outstanding on the last day of the preceding fiscal year.

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

         Options under the Plans are generally for periods not to exceed ten years, and must be issued at prices not less than 100% and 85%, for incentive and non-statutory stock options, respectively, of the estimated fair value of the underlying shares of Common Stock on the date of grant as determined by the Board of Directors. Options granted to stockholders who own greater than 10% of the outstanding stock are for periods not to exceed five years, and must be issued at prices not less than 110% of the estimated fair value of the underlying shares of Common Stock on the date of grant. The plan provides for grants of immediately exercisable options, however, the Company has the right to repurchase any unvested Common Stock upon termination of employment at the original exercise

                              CALICO COMMERCE, INC.

price. Options become exercisable at such times and under such conditions as determined by the Board of Directors. Options generally vest over two to four years. The Board of Directors has determined that no further options will be granted under the 1995 Option Plan.

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

EMPLOYEE STOCK PURCHASE PLAN

         In Fiscal 2000, the Board of Directors adopted and the stockholders approved, the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). There are 750,000 shares of Common Stock reserved for issuance under the Purchase Plan, of which 122,017 were issued on April 30, 2000 and 137,787 shares were issued on October 31, 2000. Employees generally will be eligible to participate in the Purchase Plan if they are customarily employed by the Company for more than 20 hours per week and more than five months in a fiscal year. Under the Purchase Plan, eligible employees may select a rate of payroll deduction up to 15% of their compensation, but may not purchase more than 750 shares on any purchase date or stock having a value measured at the beginning of the offering period greater than $25,000 in any calendar year. The first Offering Period commenced on the October 6, 1999, will run for approximately 24 months and will be divided into four consecutive purchase periods of approximately six months. Offering Periods and Purchase Periods thereafter will begin on May 1 and November 1 of each year. The price at which the Common Stock is purchased under the Purchase Plan is 85% of the lower of the fair market value of the Company's Common Stock on the first day of the applicable Offering Period or on the last day of that Purchase Period.

                              CALICO COMMERCE, INC.

         The following table summarizes stock option activity under the Plans and non-plan options (shares in thousands):

                                                           OPTIONS OUTSTANDING
                                                    ----------------------------------
                                                                              WEIGHTED
                                                     OPTIONS                  AVERAGE
                                                    AVAILABLE      NUMBER     EXERCISE
                                                    FOR GRANT    OF OPTIONS    PRICE
                                                    ---------    ----------   --------
Balance at March 31, 1998.......................         854        1,940      $0.49
Additional shares authorized....................       6,465           --         --
Options granted.................................      (3,688)       3,688       4.59
Repurchase of restricted Common Stock...........         466           --       0.23
Options exercised...............................          --       (1,526)      1.19
Options cancelled...............................         605         (605)      0.69
                                                      ------       ------
Balance at March 31, 1999.......................       4,702        3,497       4.47

Additional shares authorized....................       3,292           --         --
Options granted.................................      (3,783)       3,783      11.95
Options assumed in acquisition..................        (220)         220      19.55
Preferred options converted.....................         (24)          24       2.54
Repurchase of restricted Common Stock...........         488           --       0.44
Options exercised...............................          --         (584)      3.26
Options cancelled...............................         651         (651)      7.93
                                                      ------       ------
Balance at March 31, 2000.......................       5,106        6,289       9.28

Additional shares authorized....................       3,800           --         --
Options granted.................................      (7,761)       7,761       7.89
Repurchase of restricted Common Stock...........         274           --       0.78
Options exercised...............................          --         (354)      4.36
Options cancelled...............................       5,520       (5,520)      9.96
                                                      ------       ------
Balance at March 31, 2001.......................       6,939        8,176     $ 7.75
                                                      ======       ======

         The following table summarizes the information about stock options outstanding and exercisable as of March 31, 2001 (shares in thousands):

                                        OPTIONS OUTSTANDING                           OPTIONS VESTED
                          ------------------------------------------------            AND EXERCISABLE
                                             WEIGHTED                            --------------------------
                                              AVERAGE            WEIGHTED                          WEIGHTED
                                             REMAINING           AVERAGE                           AVERAGE
RANGE OF                     NUMBER         CONTRACTUAL          EXERCISE          NUMBER          EXERCISE
EXERCISE PRICES           OUTSTANDING       LIFE (YEARS)          PRICE          OUTSTANDING        PRICE
---------------           -----------       ------------         --------        -----------       --------
$0.07 - $0.50...........       115               5.8              $ 0.24             115            $ 0.24
 0.59 -  0.59...........       805               9.7                0.59             115              0.59
 0.59 -  1.25...........       982               9.6                1.23              35              0.94
 1.73 -  4.50...........       613               7.2                3.34             495              3.23
 5.81 -  5.81...........     1,374               9.4                5.81             407              5.81
 5.88 -  7.83...........       784               8.4                7.05             277              7.75
 9.50 -  9.50...........     1,349               8.2                9.50             913              9.50
10.70 - 15.43...........       944               8.6               11.85             407             11.84
16.56 - 16.56...........     1,132               9.1               16.56             120             16.56
27.78 - 57.10...........        78               8.8               42.22              34             41.75
                             -----                                                 -----
                             8,176               8.8              $ 7.75           2,918            $ 7.95
                             =====                                                 =====

                              CALICO COMMERCE, INC.

         At March 31, 2000, and 1999, approximately 1,143,000 and 385,000 options were vested and exercisable at a weighted average exercise price per share of $6.80 and $1.80, respectively.

\                             CALICO COMMERCE, INC.

FAIR VALUE DISCLOSURE

         The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following underlying assumptions:

                                                     STOCK OPTION PLANS                     EMPLOYEE STOCK
                                                    YEAR ENDED MARCH 31,                     PURCHASE PLAN
                                                ----------------------------         ----------------------------
                                                2001        2000        1999         2001        2000        1999
                                                ----        ----        ----         ----        ----        ----
Stock option plans:
  Dividend yield........................          --%         --%         --%          --%         --%        --%
  Expected volatility...................         198%         75%         --%         198%         75%        --%
  Average risk free interest rate.......        4.46%       6.33%       4.72%        4.46%       6.33%        --%
  Expected life (in years)..............           3           4           4            2           2         --
  Weighted average fair value of
   options granted......................        $7.61       $5.05       $1.22        $3.84       $4.06       $--

PRO FORMA NET LOSS (UNAUDITED)

         For purposes of pro forma disclosures, the estimated fair value of the options are amortized into expense over the option's vesting period using the accelerated vesting method. Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its Plans, the Company's net loss would have been increased to the pro forma amounts below for the fiscal years ended March 31, 2001, 2000 and 1999, respectively, (in thousands, except per share amounts):

                                                            YEAR ENDED MARCH 31,
                                                 -----------------------------------------
                                                    2001           2000             1999
                                                 ---------        --------        --------
                                                                 (UNAUDITED)
Net loss as reported.........................    $(141,329)       $(27,801)       $(15,261)
Pro forma net loss...........................     (162,507)        (34,044)        (16,207)
Net loss per share as reported...............        (4.09)          (1.36)          (2.25)
Pro forma net loss per share.................        (4.71)          (1.66)          (2.41)

         Additional option grants are expected to be made each year. Accordingly, the above pro forma disclosures are not representative of the pro forma effects of option grants on reported net income (loss) for future years.

UNEARNED STOCK-BASED COMPENSATION

         In connection with certain stock option grants during the years ended March 31, 2001, 2000 and 1999, the Company recorded unearned compensation for the estimated difference between the exercise price of the options and their deemed fair value totaling $0, $0, and $2,854,000, respectively, which is being amortized over the four year vesting period of the options using the method per FIN 28. Amortization of unearned compensation totaled $218,000, $1,551,000, and $2,041,000 for the years ended March 31, 2001, 2000 and 1999, respectively. The remaining unearned compensation will be amortized in 2002.

                              CALICO COMMERCE, INC.

NOTE 10 --- NET LOSS PER SHARE

         The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                        Year Ended March 31,
                                                               ------------------------------------
                                                                  2001         2000         1999
                                                               ---------     --------     --------
Numerator:
  Net loss ................................................    $(141,329)    $(27,801)    $(15,261)
                                                               =========     ========     ========
Denominator:
  Weighted average shares .................................       35,160       22,352       10,392
  Weighted average unvested shares of
   common stock subject to repurchase .....................         (635)      (1,902)      (3,617)
                                                               ---------     --------     --------
  Denominator for basic and diluted calculation ...........       34,525       20,450        6,775
                                                               =========     ========     ========
Net loss per share:
  Basic and diluted .......................................    $   (4.09)    $  (1.36)    $  (2.25)
                                                               =========     ========     ========

         During 2001, 2000, and 1999, there were 8.3 million, 7.8 million, and
20.0 million respectively, weighted average potential common shares that were excluded from the determination of diluted net loss per share, as the effect is anti-dilutive.

NOTE 11 -- RELATED PARTY TRANSACTIONS:

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

         During fiscal 2001, two of these notes were renegotiated and portions of the notes forgiven. One note receivable in the amount of $65,000, including accrued interest, was renegotiated for a cash payment of $10,000. The remaining $55,000 of the note was forgiven and recorded as an expense in fiscal year 2001. The second note renegotiated was in the amount of $404,000, including accrued interest. The note holder agreed to perform services without compensation in exchange for reducing the note principal. The remaining $388,000 of the note was forgiven and recorded as an expense in fiscal year 2001. In addition, a third stockholder note in the amount of $309,000, including accrued interest, was forgiven during fiscal 2001. The entire amount of the note was recorded as an expense for the year ended March 31, 2001.

         In March 2000, the Company advanced $450,000 to an employee for a home loan and received a note receivable which bears simple interest at a rate of 6.45%. The note, which is secured by all of the employee's assets including vested and unvested stock options granted to the employee and any proceeds, was due November 30, 2000. During fiscal 2001, the maturity date on this note was extended to November 30, 2001. A reserve in the amount of $225,000 has been recorded against this receivable.

         In October 2000, the Company advanced $60,000 to an employee in exchange for an unsecured note receivable bearing simple interest at a rate of 6.3%. At March 31, 2001, this note was forgiven and expensed as compensation.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES:

CAPITAL LEASES

         At March 31, 2001 and 2000, the Company was obligated under various capital leases for equipment which were capitalized at the present value of future minimum lease payments. Interest in connection with these leases was approximately $31,000, $64,000, and $64,000 for the years ended March 31, 2001, 2000, and 1999, respectively.

         In connection with the FirstFloor acquisition, the Company assumed an equipment financing agreement entered into in March 1997 which provides for the lease of office equipment of up to $360,000, in one or more leases. Each lease is repayable over 36 months and is secured by a first priority security interest in certain assets of the Company. At March 31, 2001, the fair value of office equipment purchased under this agreement totaled $15,000.

         In connection with the Connect acquisition, the Company assumed an equipment financing agreement entered into in January 2000 which provides for the lease of office equipment of up to $230,000, in one or more leases. Each lease is repayable over 36 months and is secured by a first priority security interest in certain assets of the Company. In March of 2001, the assets under this agreement were transferred in conjunction with the sale of the Company's MarketMaker product, with the agreement obligation remaining with the Company.

         Future minimum payments under capital leases at March 31, 2001 are as follows (in thousands):

         Year
         ----
         2002................................................   $ 124
         2003................................................      30
         2004................................................      --
         2005................................................      --
         2006................................................      --
                                                                -----
              Total minimum lease obligations................     154
          Less:  Amount representing interest................     (21)
                                                                -----
          Present value of minimum lease obligations.........     133
          Less:  Current portion.............................    (104)
                                                                -----
          Capital lease obligations, non-current.............   $  29
                                                                =====

OPERATING LEASES

         The Company leases office space and equipment under certain non-cancelable operating leases expiring through the year 2005. Total rent expense was $3.8 million, $1.4 million, and $1.1 million for the years ended March 31, 2001, 2000, and 1999, respectively.

         As part of its restructuring plan, the Company has subleased a portion of its excess space in three locations. These subleases range from terms of one to four years.

         Future minimum payments under non-cancelable operating leases at March 31, 2001 are as follows (in thousands):

                                                                             Net
                                                      Minimum  Sublease    Minimum
Year                                                  Rentals   Rentals    Rentals
----                                                  -------  --------    -------
2002.............................................     $ 2,908   $(1,185)    $1,723
2003.............................................       2,749    (1,227)     1,522
2004.............................................       2,569      (265)     2,304
2005.............................................       2,543      (182)     2,361
2006.............................................       1,102      (157)       945
                                                      -------   -------     ------
          Total minimum lease obligations........     $11,871   $(3,016)    $8,855
                                                      =======   =======     ======

                              CALICO COMMERCE, INC.

LETTER OF CREDIT

        The Company has issued an $800,000 letter of credit to one of its landlords whereby the Company granted the landlord a security interest and limited powers of attorney over certain certificates of deposit. The certificates of deposit serve as collateral supporting a lease for certain facilities. The letter of credit is callable if the Company defaults on its lease. The letter of credit may be reduced by amendment in increments of $200,000 on each anniversary date of the lease.

PURCHASE COMMITMENTS

         In September of 1999, the Company entered into an agreement with a professional services company to procure consulting services. Under this purchase agreement, the Company agreed to engage the professional service company to provide a minimum of $1 million of consulting services over the following 18 month period, ending March 2001. The services provided to the Company were priced reflecting a customary discount from the provider's standard rates. As of March 31, 2001, there was $165,000 remaining under this purchase obligation. The Company is in the process of negotiating an extension of the term.

CONTINGENCIES

SECURITIES CLASS ACTIONS

         Beginning in March, 2001, a number of complaints were filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of our common stock between the date of our initial public offering and the end of June, 2000. The complaints name as defendants the Company and certain of its current and former directors and officers, and several underwriters of the Company's initial public offering. Plaintiffs allege, among other things, that the Company's prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission was materially false and misleading because it failed to disclose that the investment banks which underwrote the Company's initial public offering of securities, and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of our securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of the Company's common stock after the initial public offering. On June 12, 2001 all class action complaints were ordered to be consolidated. The Company and the other defendants will be required to respond to a consolidated amended complaint at the end of August, 2001.

NOTE 13 -- INFORMATION CONCERNING BUSINESS SEGMENTS:

         The Company operates in a single industry segment. The Company does not have separate operating segments for which discrete financial statements are prepared. The Company's management makes operating decisions and assesses performance primarily based upon product revenues and related gross margins. Revenue is attributed based upon the geographic location of the customer.

                              CALICO COMMERCE, INC.

         Information regarding geographic areas for the years ended March 31, 2001, 2000 and 1999 are as follows:

                                                    YEAR ENDED MARCH 31,
                                               ---------------------------------
                                                2001         2000         1999
                                               -------      -------      -------
Revenues:
United States ...........................      $22,049      $31,155      $20,108
European Countries ......................        6,650        3,594        1,276
Other foreign countries .................        1,035          875           29
                                               -------      -------      -------
                                               $29,734      $35,624      $21,413
                                               =======      =======      =======

                                                           MARCH 31,
                                               ---------------------------------
                                                 2001         2000         1999
                                               -------      -------      -------
Long-Lived Assets:
United States ...........................      $ 4,023      $ 4,408      $ 2,532
International ...........................          621           54           --
                                               -------      -------      -------
                                               $ 4,644      $ 4,462      $ 2,532
                                               =======      =======      =======

         The following table sets forth customers comprising 10% or more of the Company's net revenue for each of the periods indicated:

                                                YEAR ENDED MARCH 31,
                                             -------------------------
            CUSTOMER                         2001      2000       1999
            --------                         ----      ----       ----
A..................................           --        17%        --%
B..................................           --        14         --
C..................................           --        --         22
D..................................           --        --         13

NOTE 14 ---  SALE OF PRODUCT LINE

         On March 20, 2001, the Company completed a sale of the intangible and capital assets related to its Market Maker product line to Digital River, Inc. The Market Maker product had been acquired by the Company in January of 2000 via its acquisition of Connect. Under the terms of the asset purchase agreement between the Company and Digital River, the Company received 1.6 million shares of Digital River common stock, valued at $7.9 million on the date of sale.

         The asset purchase agreement restricts the percentage of shares that can be sold by the Company during certain periods. The Company is restricted to selling no greater than 40% of the total shares during the period of March 20, 2001 to June 20, 2001 and 80% from the period of March 20, 2001 to September 20, 2001. The Company is also limited to selling no more than 175,000 shares within a consecutive five-day trading period.

         The Company has accounted for the Digital River marketable securities as available-for-sale securities pursuant to SFAS 115.

                              CALICO COMMERCE, INC.

The calculation of the loss on the sale was determined as follows (in thousands):

Fair value marketable securities received...............................  $   7,846
Book value equipment, intangible assets and deferred revenue............    (56,807)
Transaction costs.......................................................       (706)
                                                                           --------
     Loss on sale.......................................................   $(49,667)
                                                                           ========

         Included within the Company's revenues for the years ended March 31, 2001, 2000 and 1999 was $9.3 million, $2.2 million and $0 respectively in relation to the Market Maker product line. Included within the Company's net losses for the years ended March 31, 2001, 2000 and 1999, were $37.8 million, $6.6 million, and $0, respectively, of net losses attributed to the Market Maker product line (unaudited).

NOTE 15 --- RESTRUCTURING OF OPERATIONS

         On January 24, 2001, the Company announced a strategic restructuring plan, designed to reduce operating expenses. In connection with the restructuring, the Company reduced its workforce by 36 employees, and significantly reduced its use of outside contract labor. The Company also made provisions for reductions in office space and the disposal of related assets.

                              CALICO COMMERCE, INC.

         The total amount of the restructuring charge was $1.4 million. The restructuring charge is comprised of $590,000 in employee-related expenses for employee terminations, $749,000 of estimated expenses for facilities-related charges which relate to non-cancelable operating leases for abandoned office space, and $24,000 for the disposal of certain excess capital equipment. Of these amounts, $1.3 million were cash-related charges, and $24,000 were non-cash charges.

         All employees were notified of their terminations during the fourth quarter. The workforce reductions consisted of both current positions and attrition. Severance-related payments totaled approximately $373,000 through March 31, 2001, with a remaining $217,000 to be expended through September 2001. The focus of the personnel reduction was in the United States, in the sales and marketing and professional services organizations, which were reduced by 22 and 12 positions, respectively.

         As of March 31, 2001, the Company had incurred costs totaling approximately $557,000 related to the restructuring, which required $533,000 in cash expenditures. The remaining reserve related to this restructuring was approximately $805,000, which is included in accrued liabilities and relates primarily to facilities charges and remaining severance payments.

         The following table lists the components of the January 2001 restructuring charge for the year ended March 31, 2001 (in thousands):

                                                       EXCESS
                                    EMPLOYEE       FACILITIES AND
                                     COSTS            EQUIPMENT          TOTAL
                                    --------       --------------       -------
Initial reserve established......    $ 590             $ 772             $1,362
Cash paid........................     (373)             (160)              (533)
Non-cash charges.................       --               (24)               (24)
                                     -----             -----             ------
Balance at March 31, 2001........    $ 217             $ 588             $  805
                                     =====             =====             ======

NOTE 16 -- IMPAIRMENT AND LOSS ON DISPOSAL OF LONG-LIVED ASSETS

         As part of the Company's review of its fourth quarter financial results, an impairment assessment of its long-lived assets was performed. The assessment was performed primarily due to the significant decline in the Company's stock price, the overall decline in industry growth rates and the Company's lower fourth quarter and projected fiscal 2002 operating results. As a result, an impairment charge aggregating $3.8 million was recorded in the fourth quarter of fiscal 2001, as described below.

         The Company recorded a $1.4 million impairment charge to adjust goodwill and other intangible assets and deferred costs associated with its acquisition of First Floor Software, Inc. to $0, which approximated its estimated fair value. The estimate of fair value was based upon the discounted estimated cash flows for the Company for the succeeding three years using a discount rate of 25%. The assumption supporting the estimated cash flows and discount rate reflect management's best estimate. The discount rate was primarily based upon the weighted average cost of capital for comparable companies.

         Due to the large amount of excess computer equipment on hand at March 31, 2001, primarily resulting from the reduction in force of January 2001, an assessment of the carrying value of property and equipment was performed. All excess capital equipment (i.e. no longer in service) was reduced to its residual value based on published resale information and assets determined not to have any significant resale value were written off. As a result, an impairment charge of $1.1 million was recorded in the fourth quarter of fiscal 2001.

         In addition, during the fourth quarter of fiscal 2001, the Company determined that certain of its investments had suffered an other-than temporary decline in value and accordingly recognized a loss of $1.3 million on the write-down of those investments to their fair value.

NOTE 17 --- SUBSEQUENT EVENTS

         On April 11, 2001, the Company announced a strategic restructuring plan designed to further reduce operating expenses. In connection with the restructuring, the Company plans to reduce its workforce by 90 full-time positions. This restructuring will reduce its North American organization by 64 positions, its European organization by 8 positions and its India organization by 18 positions. Functional areas most impacted by this reduction were research and development and sales and marketing.

         The total amount of the restructuring charge is estimated at $630,000. The charge relates entirely to employee severance costs. All expenses are cash-related and are expected to be completed by September 2001.

                              CALICO COMMERCE, INC.

NOTE 18 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

         The Company intends to restate the financial results of its first, second and third quarters of its fiscal year as a result of the conclusion of an investigation performed at the request of the Audit Committee of its Board of Directors.

         Adjustments to the Company's reported first, second and third quarter results for the fiscal year 2001 were as follows (in thousands):

                                                                                    First      Second    Third
                                                                                   Quarter     Quarter   Quarter      Total
                                                                                   -------     -------   -------     -------
                                                                                                (in thousands)
Matters impacting revenues:
     Revenue from two reciprocal/barter transactions for which the Company believes there is insufficient contemporaneous evidence which supports
     the expectation that the software received would be deployed ............     $(1,132)     $ (51)     $(51)     $(1,234)

     Revenue from a licensing transaction for which revenue was recognized and it was subsequently determined that the majority of the revenue
     should have been recorded in later quarters .............................        (320)        80        80         (160)

     Revenue from transactions for which no revenue will be recognized due to the fact that they were contingent upon future events, or had rights to return the software that were contained in side agreements or oral
     understandings ..........................................................        (413)      (934)      (55)      (1,402)
                                                                                   -------      -----      ----      -------
                                                                                   $(1,865)     $(905)     $(26)     $(2,796)

  Matters impacting costs and expenses:
     Miscellaneous selling, general and administrative Expense adjustments ...          --         22       125          147
                                                                                   -------      -----      ----      -------
                                                                                   $(1,865)     $(883)     $ 99      $(2,649)
                                                                                   =======      =====      ====      =======

         In addition to the above adjustments, reclassifications were made in the first, second and third quarters between cost of services and operating expenses based upon an extensive analysis of the Company's cost of providing professional services to its customers.

                              CALICO COMMERCE, INC.

QUARTERLY RESULTS OF OPERATIONS

2000                                                 First       Second        Third        Fourth
                                                    -------      -------      -------      --------
                                                         (in thousands except per share amounts)
Net revenues ..................................     $ 7,433      $ 8,176      $ 8,720      $ 11,295
Gross profit ..................................       4,584        4,424        5,153         5,865
Loss from operations ..........................      (4,794)      (6,531)      (6,728)      (12,110)
Net loss ......................................      (4,723)      (6,465)      (5,657)      (11,029)
Net loss per share -- basic and diluted .......     $  (.52)     $  (.69)     $  (.19)     $   (.33)


2001                                        First                      Second                      Third
                                   ------------------------   -------------------------    ------------------------
                                   As Reported  As Restated   As Reported   As Restated    As Reported  As Restated    Fourth
                                   -----------  -----------   -----------   -----------    -----------  -----------   --------
                                                                     (in thousands except per share amounts)
Net revenues ..................     $ 12,580      $ 10,715      $  9,077      $  8,172      $  5,528      $  5,502    $  5,345
Gross profit (loss) ...........        6,518         4,802         2,099         1,603          (357)          276       1,432
Loss from operations ..........      (14,930)      (16,795)      (22,562)      (23,445)      (26,579)      (26,480)    (76,882)
Net loss ......................      (13,819)      (15,684)      (21,615)      (22,498)      (26,144)      (26,045)    (77,102)
Net loss per share -- basic
  and Diluted .................     $   (.41)     $   (.46)     $   (.63)     $   (.65)     $   (.75)     $   (.75)   $  (2.20)

                                  EXHIBIT INDEX

    No.                                  Description
    ---                                  -----------
    2.1*        Agreement and Plan of Reorganization dated as of June 23, 1998 by and among Calico Technology, Inc., Calico Acquisition
                Corporation, FirstFloor Software, Inc., Certain Shareholders of
                FirstFloor Software, Inc., and Certain Shareholders of Calico
                Technology, Inc.

    2.2*        Form of Agreement and Plan of Merger between Calico Technology,
                Inc., a California corporation, and Calico Commerce, Inc., a
                Delaware corporation

    2.3** Agreement and Plan of Merger dated as of November 19, 1999 by and between Calico Commerce, Inc., ConnectInc.com, Co., and
                Calico Acquisition, Inc.

    2.4***      Asset Purchase Agreement, dated March 20, 2001, by and between
                Calico, ConnectInc.com, Co. and Digital River, Inc.

    3.1*        Certificate of Incorporation

    3.2*        Bylaws

   10.1*        Office Lease between Metropolitan Life Insurance Company and
                Calico Commerce, Inc. dated as of August 18, 1999

   10.2*        1997 Stock Option Plan and forms of agreements thereunder

   10.3*        1995 Stock Option Plan and forms of agreements thereunder

   10.4*        1999 Employee Stock Purchase Plan

   10.5*        Form of Indemnity Agreement for directors and officers

   10.6* Investors' Rights Agreement, dated as of May 26, 1995, as amended, among Calico Technology, Inc. William G. Paseman, and the persons identified on the schedules attached thereto

   10.8*        Four Variable Rate Installment Notes between Calico Technology,
                Inc. and Comerica Bank -- California

   10.9*        Common Stock Purchase Agreement dated September 3, 1999 between
                Calico Commerce, Inc. and Dell U.S.A., L.P.

   10.10*       Letter Agreement between Andersen Consulting LLP and Calico
                Commerce, Inc. dated September 17, 1999

   10.11*       Common Stock Purchase Agreement dated September 29, 1999 between
                Calico Commerce, Inc. and AC II Technology (ACT II) B.V.

   10.12*       Amendment Number Nine to Investors' Rights Agreement dated
                September 28, 1999

   10.13****    2000 Non-officer Stock Option Plan

   10.14+****   Software License Agreement dated April 27, 1999, as amended
                October 28, 1999, between Calico Commerce, Inc. and WebXpress, A
                BEA Company

    No.                                  Description
    ---                                  -----------
   10.15+       Second Amendment, dated April 28, 2000, and Third Amendment, dated March 15, 2001, to Software License Agreement between
                Calico Commerce, Inc. and WebXpress, A BEA Company

   10.16        Security Agreement by and between Calico Commerce, Inc. and
                Comerica Bank - California, dated March 16, 2001

   10.17        Common Stock Warrant issued to Anjes, Inc. dated December 28,
                2000

   10.18        Common Stock Warrant issued to Hefei Xin Hua Hai electronics
                Limited dated December 28, 2000

   10.19+ Letter of Agreement Regarding Financial Services Proposal by and between Calico Commerce, Inc. and David Powell, Inc. dated
                February 22, 2001

   21.1         List of Subsidiaries

   23.1         Consent of PricewaterhouseCoopers LLP, Independent Accountants

* Incorporated herein by reference to Calico's Registration Statement on Form S-1, as amended (File No. 333-82907)

** Incorporated herein by reference to Calico's Current Report on Form 8-K filed November 29, 1999

*** Incorporated herein by reference to Calico's Current Report on Form 8-K filed April 4, 2001

**** Incorporated by reference to Calico's Annual Report on Form 10-K filed June 29, 2000

+ Confidential treatment has been requested for certain portions of this exhibit. The omitted portions have been separately filed with the Commission