Form 10-Q/A
period 2000-06-30
CALICO COMMERCE INC/
filed 2001-07-24
CIK 1081154

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------


                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                     CALICO COMMERCE, INC. AND SUBSIDIARIES

                                   FORM 10-Q/A
                           QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                                    Page No.
                                                                                    --------
PART I          FINANCIAL INFORMATION

                Explanatory Note                                                        3

Item 1.         Financial Statements

                Condensed Consolidated Balance Sheet --
                      June 30, 2000 and March 31, 2000                                  4

                Condensed Consolidated Statement of Operations -- Three
                      Months Ended June 30, 2000 and 1999                               5

                Condensed Consolidated Statement of Cash Flows --
                      Three Months Ended June 30, 2000 and 1999                         6

                Notes to Condensed Consolidated Financial Statements                    7

Item 2.         Management's Discussion and Analysis of                                10
                  Financial Condition and Results of Operations

Item 3.         Quantitative and Qualitative Disclosures about Market Risk             25


PART II         OTHER INFORMATION

Item 1.         Legal Proceedings                                                      25

Item 2.         Changes in Securities and Use of Proceeds                              25

Item 3.         Defaults upon Senior Securities                                        25

Item 4.         Submission of Matters to a Vote of Security Holders                    25

Item 5.         Other Information                                                      25

Item 6.         Exhibits and Reports on Form 8-K                                       25


SIGNATURE                                                                              27

            EXPLANATORY NOTE REGARDING THIS AMENDMENT ON FORM 10-Q/A

This quarterly report on Form 10-Q/A is being filed as a result of the restatement of our consolidated financial statements for the first, second and third quarters of our fiscal year ended March 31, 2001, as further described in
Note 1 -- Basis of Presentation and Summary of Significant Accounting Policies of this Form 10-Q/A and in Note 18 of Notes to Consolidated Financial Statements -- Quarterly Financial Data (Unaudited) included in our Annual Report on Form 10-K for the year ended March 31, 2001. This report still speaks as of the original filing date and, except as expressly stated, no attempt has been made to update this report to reflect events occurring subsequent to the date of the original filing.

                              CALICO COMMERCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)

                                                        (RESTATED:  NOTE 1)
                                                              JUNE 30,              MARCH 31,
                                                         -----------------          ---------
                                                                2000                  2000
                                                         -----------------          ---------
                    ASSETS
Current assets:
  Cash and cash equivalents ......................            $   6,780             $  25,917
  Short-term investments .........................               61,924                49,923
  Accounts receivable, net .......................               11,127                10,829
  Other current assets ...........................                3,419                 2,568
                                                              ---------             ---------
     Total current assets ........................               83,250                89,237

Long-term investments ............................                3,120                 5,377
Property and equipment, net ......................                4,810                 4,462
Intangible and other assets, net .................               81,505                89,584
                                                              ---------             ---------
                                                              $ 172,685             $ 188,660
                                                              =========             =========
             LIABILITIES, AND
        STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable ...............................            $   2,890             $   4,152
  Accrued liabilities ............................                9,989                11,641
  Deferred revenue ...............................                5,377                 5,802
  Current portion of notes payable ...............                1,273                 1,255
  Current portion of capital lease
     obligations .................................                  188                   275
                                                              ---------             ---------
     Total current liabilities ...................               19,717                23,125

Notes payable, non-current .......................                1,529                 1,413
Capital lease obligations, non-current ...........                   98                   106
Other liabilities ................................                   12                    32
                                                              ---------             ---------
                                                                 21,356                24,676
                                                              ---------             ---------
Commitments and contingencies (Note 10)
 Stockholders' equity (deficit):
  Preferred Stock; $0.001 par value; 15,000
     shares authorized; no shares issued and
     outstanding .................................                   --                    --
  Common Stock; $0.001 par value; 150,000
     shares authorized; 35,080 and 34,942
     shares issued and outstanding ...............                   35                    35
  Additional paid-in capital .....................              226,769               224,587
  Notes receivable from stockholders .............               (1,261)               (1,752)
  Unearned compensation ..........................                 (949)               (1,228)
  Other comprehensive loss .......................                 (102)                 (179)
  Accumulated deficit ............................              (73,163)              (57,479)
                                                              ---------             ---------
     Total stockholders' equity (deficit) ........              151,329               163,984
                                                              =========             =========
                                                              $ 172,685             $ 188,660
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

                              CALICO COMMERCE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)

                                                                     THREE MONTHS
                                                                    ENDED JUNE 30,
                                              ------------------------------------------------------
                                                              2000
                                              -----------------------------------
                                              RESTATED (NOTE 1)       AS REPORTED              1999
                                              -----------------       -----------            -------
Net revenue:
  License ...................................      $  5,026             $  6,971             $ 3,457
  Services ..................................         5,689                5,609               3,976
                                                   --------             --------             -------
     Total net revenue ......................        10,715               12,580               7,433
                                                   --------             --------             -------
Cost of net revenue:
  License ...................................           357                  357                  --
  Amortization of purchased
     technology .............................           497                  497                 137
  Services (including stock-based
     compensation of $29, $0 and $52,
     respectively) ..........................         5,059                5,179               2,712
                                                   --------             --------             -------
     Total cost of net revenue ..............         5,913                6,033               2,849
                                                   --------             --------             -------
Gross profit ................................         4,802                6,547               4,584
                                                   --------             --------             -------
Operating expenses:
  Sales and marketing (including
     stock-based compensation of $124,
     $0 and $227, respectively) .............         7,226                6,953               4,785
  Research and development (including
     stock-based compensation of $73,
     $0 and $138, respectively) .............         5,384                5,311               2,804
  General and administrative (including
     stock-based compensation of $53,
     $0 and $97, respectively) ..............         1,506                1,453               1,549
  Stock compensation ........................            --                  279                  --
  Amortization of intangibles ...............         7,481                7,481                 240
                                                   --------             --------             -------
     Total operating expenses ...............        21,597               21,477               9,378
                                                   --------             --------             -------
Loss from operations ........................       (16,795)             (14,930)             (4,794)
Interest and other income, net ..............         1,111                1,111                  71
                                                   --------             --------             -------
Net loss ....................................      $(15,684)            $(13,819)            $(4,723)
                                                   ========             ========             =======
Net loss per share:
  Basic and diluted .........................      $  (0.46)            $  (0.41)            $ (0.52)
                                                   ========             ========             =======
  Weighted average shares ...................        34,000               34,000               9,000
                                                   ========             ========             =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              CALICO COMMERCE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                     THREE MONTHS
                                                                                    ENDED JUNE 30,
                                                                             -----------------------------
                                                                               2000                 1999
                                                                             --------             --------
                                                                             RESTATED
                                                                             --------
Cash flows from operating activities:
  Net loss ......................................................            $(15,684)            $ (4,723)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Provision for doubtful accounts .............................                  --                  157
    Provision for sales returns .................................                  --                  153
    Depreciation, amortization and other ........................               8,574                  869
    Stock compensation ..........................................                 279                  514
    Warrants to customers .......................................                  27                   --
    Loss on disposal of assets ..................................                (130)                  36

    Changes in assets and liabilities, net of acquisition:
      Accounts receivable .......................................                (298)                (225)
      Other current assets ......................................                (851)                (466)
      Accounts payable ..........................................              (1,262)                 455
      Accrued liabilities .......................................              (1,652)                 281
      Deferred revenue ..........................................                (425)                (402)
      Other liabilities .........................................                 (20)                 (44)
                                                                             --------             --------
        Net cash used in operating activities ...................             (11,442)              (3,395)
                                                                             --------             --------
Cash flows from investing activities:
  Purchases of property and equipment ...........................                (814)              (1,331)
  Purchases of investments ......................................             (15,892)                  --
  Sales and maturities of investments ...........................               6,225                   --
  Acquisition, net of cash acquired .............................                 101                   --
                                                                             --------             --------
        Net cash used in investing activities ...................             (10,380)              (1,331)
                                                                             --------             --------
Cash flows from financing activities:
  Proceeds from issuance of common stock ........................               2,321                   17
  Common Stock repurchases ......................................                (166)                  --
  Proceeds from repayments of stockholder loans .................                 491                   --
  Net proceeds from issuance of preferred stock .................                  --                    6
  Proceeds from issuance of notes payable .......................                 515                   --
  Repayments of notes payable ...................................                (381)                (149)
  Principal payments under capital lease obligations ............                 (95)                 (61)
                                                                             --------             --------
        Net cash provided by financing activities ...............               2,685                 (187)
                                                                             --------             --------
Net increase in cash and cash equivalents .......................             (19,137)              (4,913)
Cash and cash equivalents at beginning of period ................              25,917               15,441
                                                                             --------             --------
Cash and cash equivalents at end of period ......................            $  6,780             $ 10,528
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

                              CALICO COMMERCE, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    For the Three Months Ended June 30, 2000
                                   (unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION


    Restatement of Financial Results

        We have restated the financial results of our first, second, and third quarters for the year ended March 31, 2001 for certain financial reporting matters affecting revenue which was previously reported in those quarters, due to the following:

        - Revenue transactions in which sales of software and services were contingent upon future events, or had rights to return the software that were contained in side agreements or oral understandings, have been reversed;

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

        In addition to the above adjustments, reclassifications were made in the first, second, and third quarters between cost of services and operating expenses based upon an extensive analysis of the Company's cost of providing professional services to its customers. These classifications had no material impact on loss from operations as previously reported.

        Amounts for stock compensation previously reported in the statements of operations for the year ended March 31, 2000 have been reclassified to conform to the current presentation in the Company's fiscal 2001 statement of operations. The reclassification had no effect on loss from operations as previously reported.

        For the three month period ended June 30, 2000 the impact of this restatement is as follows (in thousands):

                                                                                             THREE MONTHS
                                                                                                 ENDED
                                                                                             -------------
                                                                                             JUNE 30, 2000
                                                                                             -------------
Matters impacting revenues:

- Revenue from two reciprocal/barter transactions for which the Company believes there is insufficient contemporaneous evidence which supports the expectation
  that the software received would be deployed ......................................            $(1,132)

- Revenue from a licensing transaction for which revenue was recognized and it was subsequently determined that the
  majority of the revenue should have been recognized in later
  quarters...........................................................................               (320)

- Revenue from transactions for which no revenue will be recognized due to the fact that they were contingent upon future events, or had rights to return the
  software that were contained in side agreements or oral understandings ............               (413)
                                                                                                 -------
Total revenue decrease ..............................................................            $(1,865)
                                                                                                 -------
Matters impacting costs and expenses:

- Miscellaneous selling, general and administrative expense adjustments .............                 --
                                                                                                 -------
Total net loss increase .............................................................            $(1,865)
                                                                                                 =======
Effect on net loss per share ........................................................            $ (0.05)
                                                                                                 =======

        The impact of the revision to the Company's balance sheet as of June 30, 2000 is presented below (in thousands):

                                                                                  AS PREVIOUSLY
BALANCE SHEET AT JUNE 30, 2000                                RESTATED               REPORTED
------------------------------                                ---------           -------------
Accounts receivable, net .........................            $  11,127             $  13,050
Total assets .....................................            $ 172,685             $ 174,608
Accrued liabilities ..............................            $   9,989             $  10,099
Deferred revenue .................................            $   5,377             $   5,325
Total liabilities ................................            $  21,356             $  21,414
Accumulated deficit ..............................            $ (73,163)            $ (71,298)
Total liabilities and stockholders' equity .......            $ 172,685             $ 174,608

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

        The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                       THREE MONTHS
                                                                      ENDED JUNE 30,
                                                              -----------------------------
                                                                2000
                                                              RESTATED               1999
                                                              --------             --------
Numerator:
  Net loss .......................................            $(15,684)            $ (4,723)
                                                              ========             ========
Denominator:
  Weighted average shares ........................              34,900               11,500
  Weighted average unvested shares of Common
     Stock subject to repurchase .................                (900)              (2,500)
                                                              --------             --------
  Denominator for basic and diluted
     calculation .................................              34,000                9,000
                                                              ========             ========
Net loss per share:
  Basic and diluted ..............................            $  (0.46)            $  (0.52)
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

        The majority of our sales to other foreign countries are originated in the United States and therefore represent export sales. The following is a breakdown of revenues by shipment or service delivery destination for the three months ended June 30, 2000 and 1999, respectively (in thousands):

                                               THREE MONTHS
                                               ENDED JUNE 30,
                                         --------------------------
                                           2000
                                         RESTATED             1999
                                         --------            ------
North America ................            $ 9,351            $6,542
European countries ...........              1,363               439
Other foreign countries ......                  1               452
                                          -------            ------
                                          $10,715            $7,433
                                          =======            ======

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

        Maintenance contracts include the right to unspecified upgrades and ongoing support. Maintenance revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related contract, which is typically one year. Our customers generally purchase maintenance contracts with their initial software implementation. Future renewal rates are included as a term of the contract, and we use the renewal rate as vendor-specific objective evidence of fair vale for post-contract support.

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

        Since our inception, we have incurred quarterly and annual losses, and we expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. We incurred net losses of $27.8 million for fiscal 2000, $15.3 million for fiscal 1999, $5.5 million for fiscal 1998 and $15.7 million for the three months ended June 30, 2000. As of June 30, 2000, we had an accumulated deficit of $73.2 million. We expect that our operating expenses will continue to increase substantially in future quarters as we increase sales and marketing operations, develop new distribution channels, expand our professional services organization, and continue to fund research and development.

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

   Restatement of Financial Results

        We have restated the financial results of our first, second, and third quarters for the year ended March 31, 2001 for certain financial reporting matters affecting revenue which was previously reported in those quarters, due to the following:

        - Revenue transactions in which sales of software and services were contingent upon future events, or had rights to return the software that were contained in side agreements or oral understandings, have been reversed;

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

        In addition to the above adjustments, reclassifications were made in the first, second, and third quarters between cost of services and operating expenses based upon an extensive analysis of the Company's cost of providing professional services to its customers. These reclassifications had no material effect on loss from operations as previously reported.

        Amounts for stock compensation previously reported in the statements of operations for the year ended March 31, 2000 have been reclassified to conform to the current presentation in the Company's fiscal 2001 statement of operations. The reclassification had no effect on loss from operations as previously reported.

        Also see Note 1 of Notes to Consolidated Financial Statements -- Basis of Presentation and Summary of Significant Accounting Policies.

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated, selected consolidated financial data as a percentage of total net revenues.

                                                   THREE MONTHS
                                                  ENDED JUNE 30,
                                             -------------------------
                                               2000
                                             RESTATED           1999
                                             --------          -------
Net revenue:
  License .........................              47%               47%

  Services ........................              53                53
                                               ----              ----
     Total net revenue ............             100               100
                                               ----              ----
Cost of net revenue:
  License .........................               3                 0
  Amortization of purchased
     technology ...................               5                 2
  Services ........................              47                36
                                               ----              ----
     Total cost of net revenue ....              55                38
                                               ----              ----
Gross margin ......................              45                62
                                               ----              ----
Operating expenses:
  Sales and marketing .............              67                65
  Research and development ........              50                38
  General and administrative ......              14                21
  Amortization of intangibles .....              70                 3
                                               ----              ----
     Total operating expenses .....             201               127
                                               ----              ----
Loss from operations ..............            (156)              (65)
Interest and other income, net ....              10                 1
                                               ----              ----
Net loss ..........................            (146)              (64)
                                               ====              ====

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUE

        Total net revenue increased 44% to $10.7 million in the three months ended June 30, 2000 from $7.4 million in the three months ended June 30, 1999.

        LICENSE. License revenue increased 45% to $5.0 million in the three months ended June 30, 2000 from $3.5 million in the three months ended June 30, 1999. License revenue as a percentage of total net revenue was 47% in the three months ended June 30, 2000 and 47% in the three months ended June 30, 1999. The increase in license revenue in absolute dollars is attributable to an increase in the number of license transactions recognized during the quarter.

        SERVICES. Services revenue increased 43% to $5.7 million in the three months ended June 30, 2000 from $4.0 million in the three months ended June 30, 1999. Services revenue as a percentage of total net revenue was 53% in the three months ended June 30, 2000 and 53% in the three months ended June 30, 1999. The increase in services revenue in absolute dollars is attributable to an increase in the number of consulting engagements, as well as an increase in the installed base of customers and the average size of maintenance contracts. During the three months ended June 30, 2000, 54% of maintenance revenue came from initial maintenance contracts, with the remainder from maintenance renewals.

COST OF REVENUE

        LICENSE. Cost of license revenue increased to $357,000 in the three months ended June 30, 2000 from zero in the three months ended June 30, 1999. Cost of license revenue as a percentage of license revenue was 7% in the three months ended June 30, 2000 and zero percent in the three months ended June 30, 1999. The increase in cost of license revenue as a percentage of license revenue is due to royalties paid to third parties for embedded technology. Since it is our continuing strategy to license third-party technology for inclusion in our products, we expect the cost of license revenue as a percentage of license revenue to fluctuate or increase in future periods.

        SERVICES. Cost of services revenue increased 87% to $5.1 million in the three months ended June 30, 2000 from $2.7 million in the three months ended June 30, 1999. Cost of services revenue as a percentage of services revenue was 89% in the three months ended June 30, 2000 and 68% in the three months ended June 30, 1999. The increase in cost of services revenue in absolute dollars is primarily due to costs associated with increased personnel in our services organization. The increase in cost of services revenue as a percentage of services revenue is primarily due to higher cost contract personnel used to augment company services capacity.

        AMORTIZATION OF PURCHASED TECHNOLOGY. Expenses for amortization of purchased technology increased to $497,000 in the three months ended June 30, 2000 from $137,000 in the three months ended June 30, 1999. The increase is due to the amortization of existing technology received in the ConnectInc.com acquisition.

OPERATING EXPENSES

        SALES AND MARKETING. Sales and marketing expenses increased 51% to $7.2 million in the three months ended June 30, 2000 from $4.8 million in the three months ended June 30, 1999. Sales and marketing expenses as a percentage of total net revenue increased to 67% in the three months ended June 30, 2000 from 65% in the three months ended June 30, 1999. Sales and marketing expenses increased in absolute dollars primarily due to increased personnel-related costs, resulting from our continued investment in the development of our domestic and international sales and marketing organizations, as well as advertising and other marketing activities. We intend to continue to expand our sales and marketing efforts, and accordingly, expect sales and marketing expenses to increase in absolute dollars in future periods.

        RESEARCH AND DEVELOPMENT. Research and development expenses increased 92% to $5.4 million in the three months ended June 30, 2000 from $2.8 million in the three months ended June 30, 1999. Research and development expenses as a percentage of total net revenue increased to 50% in the three months ended June 30, 2000 from 38% in the three months ended June 30, 1999. Research and development expenses increased in absolute dollars and as a percentage of total net revenue as a result of the addition of engineering and product development personnel and consultants. Personnel-related expenses accounted for the majority of the increase in absolute dollars. We believe that continued investment in new product development is central to achieving our strategic objectives, and expect research and development expenses to increase in absolute dollars in future periods.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses remained flat at $1.5 million in the three months ended June 30, 2000 similar to the $1.5 million in the three months ended June 30, 1999. General and administrative expenses as a percentage of total net revenue were 14% in the three months ended June 30, 2000 and 21% in the three months ended June 30, 1999. General and administrative expenses in absolute dollars remained flat due to increased personnel-related costs being offset by reduced professional fees related to outside advisors. General and administrative expenses declined as a percentage of net revenues due primarily to higher sales growth. We expect general and administrative expenses to continue to increase in absolute dollars in future periods as we add personnel and incur costs to support the growth of our business.

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

        In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation --an Interpretation of APB Opinion No. 25" ("FIN 44"). The Interpretation clarifies the definition of employees for purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes the adoption of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

        We have incurred quarterly and annual losses in each of the six years since we were formed, and we expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. We incurred net losses of $15.7 for the three months ended June 30, 2000, $27.8 million for fiscal 2000, $15.3 million for fiscal 1999 and $5.5 million for fiscal 1998. As of June 30, 2000, we had an accumulated deficit of $73.2 million. Moreover, we expect to continue to incur significant sales and marketing and research and development expenses, and, as a result, we will need to generate significant revenue to achieve and maintain profitability. Although our revenue has grown in recent quarters, we cannot be certain that we can sustain this growth or that we will generate sufficient revenue for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

BECAUSE A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUE, OUR REVENUE COULD DECLINE IF WE LOSE A MAJOR CUSTOMER

        We derive a significant portion of our software license revenue in each quarter from a limited number of customers. For example, for the three months ended June 30, 2000, four customers accounted for 30% of our revenue and ten customers accounted for 52% of our revenue. A number of our contracts are in excess of $1.0 million. We expect that a limited number of customers will continue to account for a substantial portion of our revenue for the foreseeable future. As a result, if we lose a major customer, if a contract is delayed, cancelled or deferred or if an anticipated sale is not made, our revenue would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue in any future period.

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

        Sales of our products and services in three markets -- computer hardware, network and telecommunications equipment and emerging growth companies -- accounted for nearly 60% of our total net revenue in the three months ended June 30, 2000. We expect that revenue from these three markets will continue to account for a substantial portion of our total net revenue in fiscal 2001. We are targeting expansion in additional market segments defined by industry where e-commerce software is highly strategic and promote competitive advantage, including manufacturing, retail, telecommunications services and financial services. If we are unable to successfully increase penetration of our existing markets or expand in these additional markets, or if the overall economic climate of our target markets deteriorates, we may not be able to achieve expected sales growth.

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


Date:   July 24, 2001               /s/     Leslie E. Wright
        --------------------                --------------------------------
                                            Leslie E. Wright
                                            Interim Chief
                                            Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

INDEX TO EXHIBITS

Exhibit
  No.          Description
-------        -----------

27.1 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with Edgar requirements)



(b)     Reports on Form 8-K

        Not applicable