Form 10-Q/A
period 2000-09-30
CALICO COMMERCE INC/
filed 2001-07-24
CIK 1081154

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

                     CALICO COMMERCE, INC. AND SUBSIDIARIES

                                   FORM 10-Q/A
                        QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                                    Page No.
                                                                                    --------
PART I          FINANCIAL INFORMATION

                Explanatory Note                                                        3

Item 1.         Financial Statements

                Condensed Consolidated Balance Sheet --
                      September 30, 2000 and March 31, 2000                             4

                Condensed Consolidated Statement of Operations -- Three
                      and Six months Ended September 30, 2000 and 1999                  5

                Condensed Consolidated Statement of Cash Flows --
                      Six months Ended September 30, 2000 and 1999                      6

                Notes to Condensed Consolidated Financial Statements                    7

Item 2.         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                    11

Item 3.         Quantitative and Qualitative Disclosures about Market Risk             27


PART II         OTHER INFORMATION

Item 1.         Legal Proceedings                                                      27

Item 2.         Changes in Securities and Use of Proceeds                              27

Item 3.         Defaults upon Senior Securities                                        27

Item 4.         Submission of Matters to a Vote of Security Holders                    27

Item 5.         Other Information                                                      28

Item 6.         Exhibits and Reports on Form 8-K                                       28


SIGNATURE                                                                              29

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

                              CALICO COMMERCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)

                                                     RESTATED (NOTE 1)
                                                       SEPTEMBER 30,           MARCH 31,
                                                           2000                  2000
                                                     -----------------         ---------
                    ASSETS
Current assets:
  Cash and cash equivalents .................            $   9,860             $  25,917
  Short-term investments ....................               49,784                49,923
  Accounts receivable, net ..................                7,465                10,829
  Other current assets ......................                2,722                 2,568
                                                         ---------             ---------
     Total current assets ...................               69,831                89,237

Long-term investments .......................                2,100                 5,377
Property and equipment, net .................                5,995                 4,462
Intangibles and other assets, net ...........               73,595                89,584
                                                         ---------             ---------
                                                         $ 151,521             $ 188,660
                                                         =========             =========
             LIABILITIES, AND
           STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..........................            $   2,269             $   4,152
  Accrued liabilities .......................               12,283                11,641
  Deferred revenue ..........................                4,493                 5,802
  Current portion of notes payable ..........                2,472                 1,255
  Current portion of capital lease
     obligations ............................                  127                   275
                                                         ---------             ---------
     Total current liabilities ..............               21,644                23,125

Notes payable, non-current ..................                   --                 1,413
Capital lease obligations, non-current ......                   89                   106
Other liabilities ...........................                   21                    32
                                                         ---------             ---------
                                                            21,754                24,676
                                                         ---------             ---------
Commitments and contingencies (Note 7)
Stockholders' equity:

  Preferred Stock ...........................                   --                    --
  Common Stock ..............................                   35                    35
  Additional paid-in capital ................              227,404               224,587
  Notes receivable from stockholders ........               (1,261)               (1,752)
  Unearned compensation .....................                 (723)               (1,228)
  Other comprehensive loss ..................                  (27)                 (179)
  Accumulated deficit .......................              (95,661)              (57,479)
                                                         ---------             ---------
     Total stockholders' equity .............              129,767               163,984
                                                         ---------             ---------
                                                         $ 151,521             $ 188,660
                                                         =========             =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              CALICO COMMERCE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)

                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                  SEPTEMBER 30,                         SEPTEMBER 30,
                                       ----------------------------------     ----------------------------------
                                               2000                                   2000
                                       ---------------------                  --------------------
                                       RESTATED        AS                     RESTATED        AS
                                       (NOTE 1)     REPORTED       1999       (NOTE 1)     REPORTED       1999
                                       --------     --------     --------     --------     --------     --------
Net revenue:
License ...........................    $  3,461     $  4,245     $  3,502     $  8,487     $ 11,216     $  6,959
Services ..........................       4,711        4,832        4,674       10,400       10,441        8,650
                                       --------     --------     --------     --------     --------     --------
    Total net revenue .............       8,172        9,077        8,176       18,887       21,657       15,609
                                       --------     --------     --------     --------     --------     --------
Cost of net revenue:
License ...........................         275          275          114          632          632          114
Amortization of purchased
     technology ...................         483          483          122          980          980          259
Services (including
     stock-based
     compensation of $23,
     $0, $43, $52, $0 and
     $95, respectively)............       5,811        6,197        3,516       10,870       11,376        6,228
                                       --------     --------     --------     --------     --------     --------
   Total cost of net
revenue ...........................       6,569        6,955        3,752       12,482       12,988        6,601
                                       --------     --------     --------     --------     --------     --------
Gross profit ......................       1,603        2,122        4,424        6,405        8,669        9,008
                                       --------     --------     --------     --------     --------     --------
Operating expenses:
  Sales and marketing
     (including
     stock-based
     compensation of $109,
     $0, $200, $233, $0,
     and $427,
     respectively)  ...............      10,020        9,741        4,841       17,246       16,694        9,626
  Research and development
     (including
     stock-based
     compensation of $56,
     $0, $103, $129, $0,
     and $241,
     respectively)  ...............       5,723        5,428        3,904       11,107       10,739        6,708
  General and
     administrative
     (including
     stock-based
     compensation of $38,
     $0, $74, $91, $0, and
     $171, respectively) ..........       1,824        1,808        1,974        3,330        3,261        3,523
  Stock compensation ..............          --          226           --           --          505           --
  Amortization of
     intangibles ..................       7,481        7,481          236       14,962       14,962          476
                                       --------     --------     --------     --------     --------     --------
    Total operating
     expenses .....................      25,048       24,684       10,955       46,645       46,161       20,333
                                       --------     --------     --------     --------     --------     --------
Loss from operations ..............     (23,445)     (22,562)      (6,531)     (40,240)     (37,492)     (11,325)
Interest and other income,
net ...............................         947          947           66        2,058        2,058          137
                                       --------     --------     --------     --------     --------     --------
Net loss ..........................    $(22,498)    $(21,615)    $ (6,465)    $(38,182)    $(35,434)    $(11,188)
                                       ========     ========     ========     ========     ========     ========
Net loss per share:
Basic and diluted .................    $  (0.65)    $  (0.63)    $  (0.69)    $  (1.12)    $  (1.04)    $  (1.21)
                                       ========     ========     ========     ========     ========     ========
Weighted average shares ...........      34,400       34,400        9,400       34,200       34,200        9,200
                                       ========     ========     ========     ========     ========     ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              CALICO COMMERCE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                            SIX MONTHS ENDED SEPTEMBER  30,
                                                                            -------------------------------
                                                                               2000                 1999
                                                                            ---------             ---------
                                                                            RESTATED
                                                                            ---------
Cash flows from operating activities:
  Net loss ......................................................            $(38,182)            $(11,188)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Provision for doubtful accounts .............................                  --                  450
    Provision for sales returns .................................                 550                  329
    Depreciation and amortization ...............................              17,116                1,682
    Stock compensation ..........................................                 505                1,016
    Loss on disposal of assets ..................................                (130)                  36
    Warrants to customers .......................................                  27                   --

    Changes in assets and liabilities, net of acquisition:
      Accounts receivable .......................................               2,814               (1,087)
      Other current assets ......................................                (154)              (1,089)
      Accounts payable ..........................................              (1,883)               1,139
      Accrued liabilities .......................................                 642                1,283
      Deferred revenue ..........................................              (1,309)              (1,187)
      Other liabilities .........................................                 (11)                 (60)
                                                                             --------             --------
        Net cash used in operating activities ...................             (20,015)              (8,676)
                                                                             --------             --------
Cash flows from investing activities:
  Purchases of property and equipment ...........................              (2,576)              (2,162)
  Acquisition, net of cash acquired .............................                  46                   --
  Purchases of investments ......................................             (21,907)                  --
  Sales and maturities of investments ...........................              25,475                   --
                                                                             --------             --------
        Net cash provided by investing activities ...............               1,038               (2,162)
                                                                             --------             --------
Cash flows from financing activities:
  Proceeds from issuance of common stock ........................               2,965                  186
  Common Stock repurchases ......................................                (175)                  --
  Proceeds from repayments of stockholder loans .................                 491                   --
  Net proceeds from issuance of preferred stock .................                  --                   16
  Proceeds from issuance of notes payable .......................                 515                1,000
  Repayments of notes payable ...................................                (711)                (311)
  Principal payments under capital lease obligations ............                (165)                (128)
                                                                             --------             --------
        Net cash provided by financing activities ...............               2,920                  763
                                                                             --------             --------
Net decrease in cash and cash equivalents .......................             (16,057)             (10,075)
Cash and cash equivalents at beginning of period ................              25,917               15,441
                                                                             --------             --------
Cash and cash equivalents at end of period ......................            $  9,860             $  5,366
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

        In addition to the above adjustments, reclassifications were made in the first, second, and third quarters between cost of services and operating expenses based upon an extensive analysis of the Company's cost of providing professional services to its customers. The reclassification had no material effect from operations as previously reported.

Amounts for stock compensation previously reported in the statements of operations for the year ended March 31, 2000 have been reclassified to conform to the current presentation in the Company's fiscal 2001 statement of operations. The reclassification had no effect on loss from operations as previously reported. For the three and six months ended September 30, 2000, the impact of this restatement is as follows (in thousands):

                                                                                                THREE MONTHS       SIX MONTHS
                                                                                                    ENDED             ENDED
                                                                                                -------------     -------------
                                                                                                SEPTEMBER 30,     SEPTEMBER 30,
                                                                                                    2000               2000
                                                                                                -------------     -------------
Matters impacting revenues:
- Revenue from two reciprocal/barter transactions for which the Company believes there is insufficient contemporaneous evidence which supports the
  expectation that the software received would be deployed .............................            $  (51)           $(1,183)


- Revenue from a licensing transaction for which revenue was recognized and it was subsequently determined that the majority of the revenue should
  have been recognized in later quarters ...............................................                80               (240)

- Revenue from transactions for which no revenue will be recognized due to the fact that they were contingent upon future events, or had rights to return
  the software that were contained in side agreements or oral understandings ...........              (934)            (1,347)

                                                                                                    ------            -------
Total revenue decrease .................................................................            $ (905)           $(2,770)
                                                                                                    ------            -------
Matters impacting costs and expenses:

- Miscellaneous selling, general and administrative
  expense adjustments ..................................................................                22                 22
                                                                                                    ------            -------
Total net loss increase ................................................................            $ (883)           $(2,748)
                                                                                                    ======            =======
Effect on net loss per share ...........................................................            $(0.02)           $ (0.08)
                                                                                                    ======            =======

        The impact of the revision to the Company's balance sheet as of September 30, 2000 is presented below (in thousands):

                                                                                       AS PREVIOUSLY
BALANCE SHEET AT SEPTEMBER 30, 2000                                RESTATED              REPORTED
-----------------------------------                                ---------           -------------
Accounts receivable, net ..............................            $   7,465             $   8,999
Property and equipment, net ...........................            $   5,995             $   7,104
Total assets ..........................................            $ 151,521             $ 154,237
Deferred revenue ......................................            $   4,493             $   4,461
Accumulated deficit ...................................            $ (95,661)            $ (92,913)
Total liabilities and stockholders' equity ............            $ 151,521             $ 154,237

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

        The following table sets forth the computation of basic and diluted net loss per share and the pro forma basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):


                                                              Three Months Ended                        Six Months Ended
                                                                 September 30,                            September 30,
                                                         -----------------------------             -----------------------------
                                                           2000                 1999                 2000                1999
                                                         --------             --------             --------             --------
                                                         RESTATED                                  RESTATED
                                                         (NOTE 1)                                  (NOTE 1)
Numerator:
  Net loss ..................................            $(22,498)            $ (6,465)            $(38,182)            $(11,188)
                                                         ========             ========             ========             ========
Denominator:
  Weighted average shares ...................              35,100               11,500               35,000               11,200

  Weighted average unvested shares of
    Common Stock subject to repurchase ......                (700)              (2,100)                (800)              (2,000)

Denominator for basic and diluted
  Calculation ...............................              34,400                9,400               34,200                9,200
                                                         ========             ========             ========             ========
Net loss per share:
  Basic and diluted .........................            $  (0.65)            $  (0.69)            $  (1.12)            $  (1.21)
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

        The majority of our sales to other foreign countries are originated in the United States and therefore represent export sales. The following is a breakdown of revenues by shipment or service delivery destination for the three and six months ended September 30, 2000 and 1999, respectively (in thousands):

                                                      Three Months                         Six Months
                                                  Ended September 30,                  Ended September 30,
                                               -------------------------            --------------------------
                                                2000              1999               2000               1999
                                               ------            -------            -------            -------
                                              RESTATED                             RESTATED
                                              (NOTE 1)                             (NOTE 1)
North America .....................            $6,470            $ 7,294            $15,821            $13,835
European countries ................             1,566                518              2,929                957
Other foreign countries ...........               136                364                137                817
                                               ------            -------            -------            -------

                                               $8,172            $ 8,176            $18,887            $15,609
                                               ======            =======            =======            =======

        For the six months ended September 30, 2000, one customer accounted for 11% of total revenue. For the six months ended September 30, 1999, two customers accounted for 25% and 16% of total revenue, respectively.

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

        Maintenance contracts include the right to unspecified upgrades and ongoing support. Maintenance revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related contract, which is typically one year. Our customers generally purchase maintenance contracts with their initial software implementation. Future renewal rates are included as a term of the contract, and we use the renewal rate as vendor-specific evidence of fair value for post-contract support.

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

        Since our inception, we have incurred quarterly and annual losses, and we expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. We incurred net losses of $27.8 million for fiscal 2000, $15.3 million for fiscal 1999, $5.5 million for fiscal 1998 and $38.2 million for the six months ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of $95.7 million. We expect that our operating expenses will continue to increase substantially in future quarters as we increase sales and marketing operations, develop new distribution channels, expand our professional services organization, and continue to fund research and development.

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

     In addition to the above adjustments, reclassifications were made in the first, second, and third quarters between cost of services and operating expenses based upon an extensive analysis of the Company's cost of providing professional services to its customers. The reclassification had no material effect from operations as previously reported.

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

        Also see Note 1 of Notes to Consolidated Financial Statements -- Basis of Presentation and Summary of Significant Accounting Policies.


RESULTS OF OPERATIONS

        The following table sets for the periods indicated, selected consolidated financial data as a percentage of total net revenues. Consolidated financial data has been restated for the three and six months ended September 30, 2000 (Note 1).

                                                          Three  Months Ended               Six  Months Ended
                                                             September 30,                     September 30,
                                                         ---------------------             ---------------------
                                                         2000             1999             2000             1999
                                                         ----             ----             ----             ----
Net revenue:
  License ...................................            42 %             43 %             45 %             45 %
  Services ..................................              58               57               55               55
                                                         ----             ----             ----             ----
      Total net revenue .....................             100              100              100              100
                                                         ----             ----             ----             ----

Cost of net revenue:
  License ...................................               3                1                3                1
  Amortization of purchased technology ......               6                2                5                2
  Services ..................................              71               44               58               39
                                                         ----             ----             ----             ----
      Total cost of net revenue .............              80               47               66               42
                                                         ----             ----             ----             ----

Gross profit ................................              20               53               34               58
                                                         ----             ----             ----             ----

Operating expenses:

  Sales and marketing .......................             123               58               91               62
  Research and development ..................              70               48               59               43
  General and administrative ................              22               24               18               22

  Amortization of goodwill ..................              92                3               79                3
                                                         ----             ----             ----             ----

      Total operating expenses ..............             307              133              247              130
                                                         ----             ----             ----             ----

Loss from operations ........................            (287)             (80)            (213)             (72)
Interest and other income, net ..............              12                1               11                1
                                                         ----             ----             ----             ----

Net loss ....................................            (275)             (79)            (202)             (71)
                                                         ====             ====             ====             ====

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 REVENUE

        Total net revenue was $8.2 million in the three months ended September 30, 2000, as compared to $8.2 million in the three months ended September 30, 1999.

        LICENSE. License revenue was $3.5 million in the three months ended September 30, 2000, compared to $3.5 million in the three months ended September 30, 1999. An increase in the number of license transactions recognized during the period was offset by a decrease in average selling price of license transactions. License revenue as a percentage of total net revenue was 42% in the three months ended September 30, 2000 and 43% in the three months ended September 30, 1999.

        SERVICES. Services revenue was $4.7 million in the three months ended September 30, 2000, compared to $4.7 million in the three months ended September 30, 1999. Services revenue as a percentage of total net revenue was 58% in the three months ended September 30, 2000 and 57% in the three months ended September 30, 1999. During the three months ended September 30, 2000, 54% of maintenance revenue came from initial maintenance contracts, with the remainder from maintenance renewals.

COST OF REVENUE

        LICENSE. Cost of license revenue increased to $275,000 in the three months ended September 30, 2000 from $114,000 in the three months ended September 30, 1999. Cost of license revenue as a percentage of license revenue was 8% in the three months ended September 30, 2000 and 3% in the three months ended September 30, 1999. The increase in cost of license revenue as a percentage of license revenue is due to an increase in the number of our products which incur royalties for embedded technology. Since it is our continuing strategy to license third-party technology for inclusion in our products, we expect the cost of license revenue as a percentage of license revenue to fluctuate or increase in future periods.

        SERVICES. Cost of services revenue increased 65% to $5.8 million in the three months ended September 30, 2000 from $3.5 million in the three months ended September 30, 1999. Cost of services revenue as a percentage of services revenue was 123% in the three months ended September 30, 2000 and 75% in the three months ended September 30, 1999. The increase in cost of services revenue in absolute dollars is primarily due to costs associated with increased personnel and subcontractor expenses in our services organization. Services experienced a negative gross margin in the quarter ended September 30, 2000 due to expenses for project activities beyond the billable scope of engagements, work on engagements where revenue was deferred because of customer creditworthiness, and continued investments in infrastructure , as well as additional costs incurred due to starting up our services organization in Japan.

        AMORTIZATION OF PURCHASED TECHNOLOGY. Expenses for amortization of purchased technology increased to $483,000 in the three months ended September 30, 2000 from $122,000 in the three months ended September 30, 1999. The increase was due to the amortization of existing technology acquired in the ConnectInc.com acquisition.

OPERATING EXPENSES

        SALES AND MARKETING. Sales and marketing expenses increased 107% to $10.0 million in the three months ended September 30, 2000 from $4.8 million in the three months ended September 30, 1999. Sales and marketing expenses as a percentage of total net revenue increased to 123% in the three months ended September 30, 2000 from 58% in the three months ended September 30, 1999. Sales and marketing expenses increased in absolute dollars primarily due to increased personnel-related costs, resulting from our continued investment in the development of our domestic and international sales and marketing organizations, including our expansion into Japan during fiscal 2001, as well as advertising and other marketing activities. We intend to continue to expand our sales and marketing efforts, and accordingly, expect sales and marketing expenses to increase in absolute dollars in future periods.

        RESEARCH AND DEVELOPMENT. Research and development expenses increased 47% to $5.7 million in the three months ended September 30, 2000 from $3.9 million in the three months ended September 30, 1999. Research and development expenses as a percentage of total net revenue increased to 70% in the three months ended September 30, 2000 from 48% in the three months ended September 30, 1999. Research and development expenses increased in absolute dollars and as a percentage of total net revenue as a result of the addition of engineering and product development personnel and consultants, partially due to our acquisition of ConnectInc.com. Personnel-related expenses accounted for the majority of the increase in absolute dollars. We believe that continued investment in new product development is central to achieving our strategic objectives, and expect research and development expenses to increase in absolute dollars in future periods.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses declined to $1.8 million in the three months ended September 30, 2000 from $2.0 million in the three months ended September 30, 1999. General and administrative expenses as a percentage of total net revenue were 22% in the three months ended September 30, 2000 and 24% in the three months ended September 30, 1999. General and administrative expenses declined in absolute dollars due to reduced bad debt provisions and professional fees related to outside advisors, somewhat offset by increased personnel costs. General and administrative expenses declined as a percentage of net revenues due primarily to higher sales growth. We expect general and administrative expenses to increase in absolute dollars in future periods as we add personnel and incur costs to support the growth of our business.

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

COMPARISON OF SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUE

        Total net revenue increased 21% to $18.9 million in the six months ended September 30, 2000 from $15.6 million in the six months ended September 30, 1999.

        LICENSE. License revenue increased 22% to $8.5 million in the six months ended September 30, 2000 from $7.0 million in the six months ended September 30, 1999. License revenue as a percentage of total net revenue was 45% in the six months ended September 30, 2000 and 45% in the six months ended September 30, 1999. The increase in license revenue in absolute dollars is attributable to an increase in the number of license transactions recognized during the period.

        SERVICES. Services revenue increased 20% to $10.4 million in the six months ended September 30, 2000 from $8.7 million in the six months ended September 30, 1999. Services revenue as a percentage of total net revenue was 55% in the six months ended September 30, 2000 and 55% in the six months ended September 30, 1999. The increase in services revenue in absolute dollars is attributable to an increase in the number of consulting engagements, as well as an increase in the installed base of customers on maintenance contracts. During the six months ended September 30, 2000, 54% of maintenance revenue came from initial maintenance contracts, with the remainder from maintenance renewals.

COST OF REVENUE

        LICENSE. Cost of license revenue increased to $632,000 in the six months ended September 30, 2000 from $114,000 in the six months ended September 30, 1999. Cost of license revenue as a percentage of license revenue was 7% in the six months ended September 30, 2000 and 2% in the six months ended September 30, 1999. The increase in cost of license revenue as a percentage of license revenue is due to royalties paid to third parties for embedded technology. Since it is our continuing strategy to license third-party technology for inclusion in our products, we expect the cost of license revenue as a percentage of license revenue to fluctuate or increase in future periods.

        SERVICES. Cost of services revenue increased 75% to $10.9 million in the six months ended September 30, 2000 from $6.2 million in the six months ended September 30, 1999. Cost of services revenue as a percentage of services revenue was 104% in the six months ended September 30, 2000 and 72% in the six months ended September 30, 1999. The increase in cost of services revenue in absolute dollars is primarily due to costs associated with increased personnel and subcontractors in our services organization. Services experienced a negative gross margin in the six months ended September 30, 2000 due to expenses for project activities beyond the billable scope of engagements, work on engagements where revenue was deferred because of customer creditworthiness, and continued investments in infrastructure, as well as additional costs incurred due to starting up our services organization in Japan.

        AMORTIZATION OF PURCHASED TECHNOLOGY. Expenses for amortization of purchased technology increased to $980,000 in the six months ended September 30, 2000 from $259,000 in the six months ended September 30, 1999. The increase is due to the amortization of existing technology acquired in the ConnectInc.com acquisition.

OPERATING EXPENSES

        SALES AND MARKETING. Sales and marketing expenses increased 79% to $17.2 million in the six months ended September 30, 2000 from $9.6 million in the six months ended September 30, 1999. Sales and marketing expenses as a percentage of total net revenue increased to 91% in the six months ended September 30, 2000 from 62% in the six months ended September 30, 1999. Sales and marketing expenses increased in absolute dollars primarily due to increased personnel-related costs, resulting from our continued investment in the development of our domestic and international sales and marketing organizations, including our expansion into Japan during 2001, as well as advertising and other marketing activities. We intend to continue to expand our sales and marketing efforts, and accordingly, expect sales and marketing expenses to increase in absolute dollars in future periods.

        RESEARCH AND DEVELOPMENT. Research and development expenses increased 66% to $11.1 million in the six months ended September 30, 2000 from $6.7 million in the six months ended September 30, 1999. Research and development expenses as a percentage of total net revenue increased to 59% in the six months ended September 30, 2000 from 43% in the six months ended September 30, 1999. Research and development expenses increased in absolute dollars and as a percentage of total net revenue as a result of the addition of engineering and product development personnel and consultants. Personnel-related expenses accounted for the majority of the increase in absolute dollars. We believe that continued investment in new product development is central to achieving our strategic objectives, and expect research and development expenses to increase in absolute dollars in future periods.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses declined slightly to $3.3 million in the six months ended September 30, 2000 from $3.5 million in the six months ended September 30, 1999. General and administrative expenses as a percentage of total net revenue were 18% in the six months ended September 30, 2000 and 22% in the six months ended September 30, 1999. General and administrative expenses declined in absolute dollars due to reduced bad debt provisions and professional fees related to outside advisors, somewhat offset by increased personnel costs. General and administrative expenses declined as a percentage of net revenues due primarily to higher sales growth. We expect general and administrative expenses to increase in absolute dollars in future periods as we add personnel and incur costs to support the growth of our business.


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

        Cash used in operating activities was $20.0 million for the six months ended September 30, 2000, primarily from net losses, net of non-cash expenses including depreciation, amortization and stock compensation, offset by a decrease in accounts receivable, and a decrease in accounts payable and accrued liabilities. Cash used in operating activities was $8.7 million for the six months ended September 30, 1999, primarily from net losses, net of non-cash expenses including depreciation and stock compensation, and increases in our accounts receivable and other current assets offset by increases in accounts payable and accrued liabilities.

        Net cash provided by investing activities was $1 million for the six months ended September 30, 2000, primarily related to sales and maturities of investments, offset by the purchase of capital equipment and software. Net cash used in investing activities of $2.2 million for the six months ended September 30, 1999, related to purchases of computer equipment, software and to a lesser extent office furniture to support our expanding operations.

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

        We have incurred quarterly and annual losses in each of the six years since we were formed, and we expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. We incurred net losses of $22.5 million and $38.2 million for the three and six months ended September 30, 2000, respectively, as well as $27.8 million for fiscal 2000, $15.3 million for fiscal 1999 and $5.5 million for fiscal 1998. As of September 30, 2000, we had an accumulated deficit of $95.7 million. Moreover, we expect to continue to incur significant sales and marketing and research and development expenses, and, as a result, we will need to generate significant revenue to achieve and maintain profitability. Although our revenue has grown in recent quarters, we cannot be certain that we can sustain this growth or that we will generate sufficient revenue for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

BECAUSE A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUE, OUR REVENUE COULD DECLINE IF WE LOSE A MAJOR CUSTOMER

        We derive a significant portion of our revenue in each quarter from a limited number of customers. For the six months ended September 30, 2000, one customer accounted for 11% of total revenue. For the six months ended September 30, 1999, two customers accounted for 25% and 16% of total revenue, respectively. A number of our contracts are in excess of $1.0 million. We expect that a limited number of customers will continue to account for a substantial portion of our revenue for the foreseeable future. As a result, if we lose a major customer, if a contract is delayed, cancelled or deferred or if an anticipated sale is not made, our revenue would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue in any future period.

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

        Sales of our products and services in three markets -- computer hardware, network and telecommunications equipment and emerging growth companies -- accounted for nearly 69% of our total net revenue in the six months ended September 30, 2000. We expect that revenue from these three markets will continue to account for a substantial portion of our total net revenue in fiscal 2001. We are targeting expansion in additional market segments defined by industry where e-commerce software is highly strategic and promote competitive advantage, including manufacturing, retail, telecommunications services and financial services. If we are unable to successfully increase penetration of our existing markets or expand in these additional markets, or if the overall economic climate of our target markets deteriorates, we may not be able to achieve expected sales growth.



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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its annual meeting of stockholders in San Jose, California on Tuesday, August 29, 2000. Of the 35,056,000 shares outstanding as of the record date, 25,244,182 shares were present or represented by proxy at the meeting on August 29, 2000. At the meeting, the following actions were voted upon:

(1) Election of one (1) Class I director to hold office for a 3-year term and until his or her successor is elected and qualified.

Alan P. Nauman   For Director: 24,782,062  Withheld from Director:   465,798
                               ------------                        ------------


(2) Appointment of PricewaterhouseCoopers, LLP as the Company's independent public accountants for the fiscal year ending March 31, 2001.

For:    25,151,487      Against:     64,484       Abstain:    31,889
    ------------------          ----------------          -------------


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