Form 10-Q/A
period 2000-12-31
CALICO COMMERCE INC/
filed 2001-07-24
CIK 1081154

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

                     CALICO COMMERCE, INC. AND SUBSIDIARIES

                                   FORM 10-Q/A
                         QUARTER ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                                    Page No.
                                                                                    --------
PART I          FINANCIAL INFORMATION

                Explanatory Note                                                        3

Item 1.         Financial Statements

                Condensed Consolidated Balance Sheet --
                      December 31, 2000 and March 31, 2000                              4

                Condensed Consolidated Statement of Operations -- Three
                      and Nine Months Ended December 31, 2000 and 1999                  5

                Condensed Consolidated Statement of Cash Flows --
                      Nine Months Ended December 31, 2000 and 1999                      6

                Notes to Condensed Consolidated Financial Statements                    7

Item 2.         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                    12

Item 3.         Quantitative and Qualitative Disclosures about Market Risk             29


PART II         OTHER INFORMATION

Item 1.         Legal Proceedings                                                      29

Item 2.         Changes in Securities and Use of Proceeds                              29

Item 3.         Defaults upon Senior Securities                                        29

Item 4.         Submission of Matters to a Vote of Security Holders                    29

Item 5.         Other Information                                                      29

Item 6.         Exhibits and Reports on Form 8-K                                       29


SIGNATURE                                                                              30

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

                              CALICO COMMERCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)
                                   (unaudited)

                                                         RESTATED
                                                         (NOTE 1)
                                                        DECEMBER 31,           MARCH 31,
                                                           2000                  2000
                                                        ------------           ---------
                      ASSETS
Current Assets:
  Cash and cash equivalents .................            $   5,232             $  25,917
  Short-term investments ....................               37,055                49,923
  Accounts receivable, net ..................                6,441                10,829
  Other current assets ......................                3,890                 2,568
                                                         ---------             ---------
     Total current assets ...................               52,618                89,237

Long-term investments .......................                2,000                 5,377
Property and equipment, net .................                5,959                 4,462
Intangibles and other assets, net ...........               65,646                89,584
                                                         ---------             ---------
                                                         $ 126,223             $ 188,660
                                                         =========             =========

                LIABILITIES AND
             STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..........................            $   2,591             $   4,152
  Accrued liabilities .......................               10,546                11,641
  Deferred revenue ..........................                6,396                 5,802
  Current portion of notes payable ..........                2,138                 1,255
  Current portion of capital lease
     obligations ............................                  131                   275
                                                         ---------             ---------
     Total current liabilities ..............               21,802                23,125

Notes payable, non-current ..................                   --                 1,413
Capital lease obligations, non-current ......                   38                   106
Other liabilities ...........................                   15                    32
                                                         ---------             ---------
                                                            21,855                24,676
                                                         ---------             ---------

Stockholders' equity:
  Preferred Stock ...........................                   --                    --
  Common Stock ..............................                   35                    35
  Additional paid-in capital ................              227,790               224,587
  Notes receivable from stockholders ........               (1,225)               (1,752)
  Unearned compensation .....................                 (550)               (1,228)
  Other comprehensive loss ..................                   24                  (179)
  Accumulated deficit .......................             (121,706)              (57,479)
                                                         ---------             ---------
     Total stockholders' equity .............              104,368               163,984
                                                         ---------             ---------
                                                         $ 126,223             $ 188,660
                                                         =========             =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             CALICO COMMERCE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)

                                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                            DECEMBER 31,                         DECEMBER 31,
                                                 ----------------------------------     -----------------------------------
                                                          2000                                  2000
                                                 ---------------------                  --------------------
                                                 RESTATED        AS                     RESTATED       AS
                                                 (NOTE 1)     REPORTED       1999       (NOTE 1)     REPORTED       1999
                                                 --------     --------     --------     --------     --------     --------
Net revenue:
License .....................................    $  1,569     $  1,569     $  4,403     $ 10,056     $ 12,785     $ 11,362
Services ....................................       3,933        3,959        4,317       14,333       14,400       12,967
                                                 --------     --------     --------     --------     --------     --------
    Total net revenue .......................       5,502        5,528        8,720       24,389       27,185       24,329
                                                 --------     --------     --------     --------     --------     --------
Cost of net revenue:
License .....................................         382          382          108        1,014        1,014          222
Amortization of purchased
   technology ...............................         469          469          347        1,449        1,449          606
Services (including stock-based
   compensation of $16, $16, $32,
   $68, $64 and $123,
   respectively) ............................       4,375        5,034        3,110       15,245       16,458        9,334
                                                 --------     --------     --------     --------     --------     --------
   Total cost of net revenue ................       5,226        5,885        3,565       17,708       18,921       10,162
                                                 --------     --------     --------     --------     --------     --------
Gross profit ................................         276         (357)       5,155        6,681        8,264       14,167
                                                 --------     --------     --------     --------     --------     --------
Operating expenses:
    Sales and marketing (including
        stock-based compensation
        of $79, $79, $149, $312,
        $303 and $568,
        respectively) .......................      11,039       10,655        5,732       28,285       27,573       15,350
   Research and development
        (including stock-based
        compensation of $51, $51,
        $83, $180, $197 and $340,
        respectively) .......................       5,866        5,613        3,982       16,973       16,498       10,706
    General and administrative
        (including stock-based
        compensation of $27, $27,
        $58, $118, $114 and $225,
        respectively) .......................       2,370        2,473        1,933        5,700        5,821        5,452
  Amortization of intangibles ...............       7,481        7,481          236       22,443       22,443          712
                                                 --------     --------     --------     --------     --------     --------
    Total operating expenses ................      26,756       26,222       11,883       73,401       72,335       32,220
                                                 --------     --------     --------     --------     --------     --------
Loss from operations ........................     (26,480)     (26,579)      (6,728)     (66,720)     (64,071)     (18,053)
Interest and other income, net ..............         849          849        1,071        2,907        2,907        1,208
                                                 --------     --------     --------     --------     --------     --------
Net loss before taxes .......................    $(25,631)    $(25,730)    $ (5,657)    $(63,813)    $(61,164)    $(16,845)
Provision for income taxes ..................         414          414           --          414          414           --
                                                 --------     --------     --------     --------     --------     --------
Net loss ....................................    $(26,045)    $(26,144)    $ (5,657)    $(64,227)    $(61,578)    $(16,845)
                                                 ========     ========     ========     ========     ========     ========
Net loss per share:
Basic and diluted ...........................    $  (0.75)    $  (0.75)    $  (0.19)    $  (1.87)    $  (1.79)    $  (1.04)
                                                 ========     ========     ========     ========     ========     ========
Weighted average shares .....................      34,700       34,700       30,300       34,400       34,400       16,200
                                                 ========     ========     ========     ========     ========     ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              CALICO COMMERCE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                               NINE MONTHS ENDED DECEMBER 31,
                                                                               ------------------------------
                                                                                  2000                 1999
                                                                               ---------             --------
Cash flows from operating activities:
  Net loss .........................................................            $(64,227)            $(16,845)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Provision for doubtful accounts ................................               1,000                  617
    Provision for sales returns ....................................                 550                  329
    Depreciation and amortization ..................................              25,758                2,491
    Stock compensation .............................................                 678                1,456
    Warrants to customers ..........................................                  61                   --
    (Gain) Loss on disposal of assets ...............................               (130)                  36

    Changes in assets and liabilities, net of acquisition:
      Accounts receivable ..........................................               2,838               (5,116)
      Other current assets .........................................              (1,322)                (966)
      Accounts payable .............................................              (1,561)                 (31)
      Accrued liabilities ..........................................              (1,095)               3,967
      Deferred revenue .............................................                 594                 (246)
      Other liabilities ............................................                 (17)                 (37)
                                                                                --------             --------
        Net cash used in operating activities ......................             (36,873)             (14,345)
                                                                                --------             --------
Cash flows from investing activities:
  Purchases of property and equipment ..............................              (3,233)              (3,072)
  Acquisition, net of cash acquired ................................                  46                   --
  Purchases of investments .........................................             (22,007)             (77,128)
  Sales and maturities of investments ..............................              38,455               12,100
  Deposits .........................................................                  --                 (184)
                                                                                --------             --------
        Net cash provided by (used in) investing activities ........              13,261              (68,284)
                                                                                --------             --------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock ...........................               3,351               82,013
  Common Stock repurchases .........................................                 (36)                  --
  Proceeds from repayments of stockholder loans ....................                 354                  341
  Net proceeds from issuance of preferred stock ....................                  --                   16
  Proceeds from issuance of notes payable ..........................                 515                1,800
  Repayments of notes payable ......................................              (1,045)                (495)
  Principal payments under capital lease obligations ...............                (212)                (181)
                                                                                --------             --------
        Net cash provided by financing activities ..................               2,927               83,494
                                                                                --------             --------
Net increase (decrease) in cash and cash equivalents ...............             (20,685)                 865
Cash and cash equivalents at beginning of period ...................              25,917               15,441
                                                                                --------             --------
Cash and cash equivalents at end of period .........................            $  5,232             $ 16,306
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

        In addition to the above adjustments, reclassifications were made in the first, second, and third quarters between cost of services and operating expenses based upon an extensive analysis of the Company's cost of providing professional services to its customers. The reclassification had no material effect on net loss from operations as previously reported.

        Amounts for stock compensation previously reported in the statements of operations for the year ended March 31, 2000 have been reclassified to conform to the current presentation in the Company's fiscal 2001 statement of operations. The reclassification had no effect on loss from operations as previously reported.

For the three and nine months ended December 31, 2000, the impact of this restatement is as follows (in thousands):

                                                                                            THREE MONTHS          NINE MONTHS
                                                                                                ENDED                ENDED
                                                                                          -----------------     -----------------
                                                                                          DECEMBER 31, 2000     DECEMBER 31, 2000
                                                                                          -----------------     -----------------
Matters impacting revenues:

- Revenue from two reciprocal/barter transactions for which the Company believes there is insufficient contemporaneous evidence which supports the expectation that the software received would be
  deployed ..........................................................................            $ (51)            $(1,234)


- Revenue from a licensing transaction for which
  revenue was recognized and it was subsequently
  determined that the majority of the revenue should
  have been recognized in later quarters ............................................               80                (160)

- Revenue from transactions for which no revenue will be recognized due to the fact that they were contingent upon future events, or had rights to return the software that were contained in side
  agreements or oral understandings .................................................              (55)             (1,402)
                                                                                                 -----             -------
Total revenue decrease ..............................................................            $ (26)            $(2,796)
                                                                                                 -----             -------
Matters impacting costs and expenses:

- Miscellaneous selling, general and administrative
  expense adjustments ...............................................................              125                 147
                                                                                                 -----             -------
Total net loss decrease (increase) ..................................................            $  99             $(2,649)
                                                                                                 =====             =======
Effect on net loss per share ........................................................              $--             $ (0.08)
                                                                                                 =====             =======

        The impact of the revision to the Company's balance sheet as of December 31, 2000 is presented below (in thousands):

                                                                                  AS PREVIOUSLY
BALANCE SHEET AS OF DECEMBER 31, 2000                         RESTATED               REPORTED
-------------------------------------                         ---------           -------------
Accounts receivable, net .........................            $   6,441             $   7,975
Other current assets .............................            $   3,890             $   3,939
Property and equipment, net ......................            $   5,959             $   6,967
Total assets .....................................            $ 126,223             $ 128,814
Deferred revenue .................................            $   6,396             $   6,338
Accumulated deficit ..............................            $(121,706)            $(119,057)
Total liabilities and stockholders' equity .......            $ 126,223             $ 128,814


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

        The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the year ended March 31, 2000, the Company incurred a net loss of $27.8 million and negative cash flows from operations of $17.7 million. For the nine months ended December 31, 2000, the Company incurred a net loss of $64.2 million and negative cash flows from operations of $36.9 million. As of March 31, 2000 and December 31, 2000, the Company had accumulated deficits of $57.5 million and $121.7 million, respectively. In addition, at December 31, 2000, the Company was not in compliance with all of the financial covenants on an installment note, due to larger than expected net operating losses. The Company has classified this note payable as current & due on demand. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.



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

        The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                             Three Months Ended                Nine Months Ended
                                                                 December 31,                     December 31,
                                                          -------------------------         -------------------------
                                                            2000             1999             2000             1999
                                                          --------         --------         --------         --------
                                                          RESTATED                          RESTATED
                                                          (NOTE 1)                          (NOTE 1)
Numerator:
  Net loss .......................................        $(26,045         $ (5,657)        $(64,227)        $(16,845)
                                                          ========         ========         ========         ========

Denominator:
  Weighted average shares ........................          35,200           32,000           35,100           18,400
  Weighted average unvested shares of Common
    Stock subject to repurchase ..................            (500)          (1,700)            (700)          (2,200)
                                                          --------         --------         --------         --------

Denominator for basic and diluted
  Calculation ....................................          34,700           30,300           34,400           16,200
                                                          ========         ========         ========         ========

Net loss per share:
  Basic and diluted ..............................        $  (0.75)        $  (0.19)        $  (1.87)        $  (1.04)
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

        The majority of our sales to other foreign countries are originated in the United States and therefore represent export sales. The following is a breakdown of revenues by shipment or service delivery destination for the three and nine months ended December 31, 2000 and 1999, respectively (in thousands):


                                               Three Months                 Nine Months
                                            Ended December 31,            Ended December 31,
                                           ---------------------        ----------------------
                                            2000          1999           2000           1999
                                           ------        -------        -------        -------
                                          RESTATED                     RESTATED
                                          (NOTE 1)                     (NOTE 1)
North America .....................        $4,282        $ 7,388        $20,103        $21,187
European countries ................           856          1,304          3,785          2,271
Other foreign countries ...........           364             28            501            871
                                           ------        -------        -------        -------

                                           $5,502        $ 8,720        $24,389        $24,329
                                           ======        =======        =======        =======


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

        Severance-related payments include an aggregate of approximately $373,000 to be paid during the March 2001 quarter, with a remaining aggregate of $217,000 to be expended through September 2001. The focus of the personnel reductions was in the professional services and sales and marketing organizations in North America, which were reduced by 12 and 22 positions, respectively.

        The remaining reserve related to this restructuring was approximately $772,000, which is included in accrued liabilities and relates to facilities and excess equipment charges.

        The following table lists the components of the January 2001 restructuring charge (in thousands):

                                                           Excess
                                      Employee           Facilities
                                       Costs            and Equipment           Total
                                      --------          -------------          -------
Initial reserve established            $   590             $   772             $ 1,362
                                       =======             =======             =======

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

        For contracts with multiple elements, and for which vendor-specific objective evidence of fair value exists for the undelivered elements, we recognize revenue for the delivered elements based upon the residual contract value as prescribed by SOP 98-9. Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations of Calico with regard to implementation exist, the fee is fixed or determinable, and collection is probable. Arrangements for which the fees are not deemed probable for collection are recognized upon cash collection. Arrangements or which the fees are not deemed fixed or determinable are recognized in the period they become due. License revenue from contracts involving customization or services which are essential to the functionality of the software is recognized under contract accounting using the completed contract or percentage-of-completion methods as appropriate.

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

        Since our inception, we have incurred quarterly and annual losses, and we expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. We incurred net losses of $27.8 million for fiscal 2000, $15.3 million for fiscal 1999, $5.5 million for fiscal 1998 and $64.2 million for the nine months ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of $121.7 million.

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

        Severance-related payments include an aggregate of approximately $373,000 to be paid during the March 2001 quarter, with a remaining aggregate of $217,000 to be expended through September 2001. The focus of the personnel reductions was in the professional services and sales and marketing organizations in North America, which were reduced by 12 and 22 positions, respectively.

        The remaining reserve related to this restructuring was approximately $772,000, which is included in accrued liabilities and relates to facilities and excess equipment charges.

        The following table lists the components of the January 2001 restructuring charge (in thousands):

                                                           Excess
                                      Employee           Facilities
                                       Costs            and Equipment           Total
                                      --------          -------------          -------
Initial reserve established            $   590             $   772             $ 1,362
                                       =======             =======             =======

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

        In addition to the above adjustments, reclassifications were made in the first, second, and third quarters between cost of services and operating expenses based upon an extensive analysis of the Company's cost of providing professional services to its customers. The reclassification had no material effect on loss from operations as previously reported.

        Amounts for stock compensation previously reported in the statements of operations for the year ended March 31, 2000 have been reclassified to conform to the current presentation in the Company's fiscal 2001 statement of operations. The reclassification had no effect on loss from operations as previously reported.


RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated, selected consolidated financial data as a percentage of total net revenues.

                                                    Three Months Ended           Nine Months Ended
                                                        December 31,                December 31,
                                                     ------------------          ------------------
                                                     2000          1999          2000          1999
                                                     ----          ----          ----          ----
                                                   RESTATED                    RESTATED
                                                   (NOTE 1)                    (NOTE 1)
Net revenue:
  License ...................................          29%           50%           41%           47%
  Services ..................................          71            50            59            53
                                                     ----          ----          ----          ----
     Total net revenue ......................         100           100           100           100

Cost of net revenue:
  License ...................................           7             1             4             1
  Amortization of purchased technology ......           9             4             6             3
  Services ..................................          79            36            63            38
                                                     ----          ----          ----          ----
      Total cost of net revenue .............          95            41            73            42
                                                     ----          ----          ----          ----

Gross profit ................................           5            59            27            58
                                                     ----          ----          ----          ----

Operating expenses:
   Sales and marketing ......................         201            66           116            63
   Research and development .................         107            46            70            44
   General and administrative ...............          43            22            23            22
   Amortization of goodwill .................         135             3            92             3
                                                     ----          ----          ----          ----

      Total operating expenses ..............         486           137           301           132
                                                     ----          ----          ----          ----

Loss from operations ........................        (481)          (78)         (274)          (74)
Interest and other income, net ..............          15            13            12             5
                                                     ----          ----          ----          ----

Net loss before taxes .......................        (466)          (65)         (262)          (69)
Provision for income taxes ..................           8            --             2            --
                                                     ----          ----          ----          ----

Net Loss ....................................        (474)          (65)         (264)          (69)
                                                     ====          ====          ====          ====


COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

REVENUE

        Total net revenue decreased 37% to $5.5 million in the three months ended December 31, 2000 from $8.7 million in the three months ended December 31, 1999.

        LICENSE. License revenue decreased 64% to $1.6 million in the three months ended December 31, 2000 from $4.4 million in the three months ended December 31, 1999. License revenue as a percentage of total net revenue was 29% in the three months ended December 31, 2000 and 50% in the three months ended December 31, 1999. The decrease in license revenue in absolute dollars is attributable to a decrease in the average selling price of license transactions recognized during the quarter.

        SERVICES. Services revenue decreased 9% to $3.9 million in the three months ended December 31, 2000 from $4.3 million in the three months ended December 31, 1999. Services revenue as a percentage of total net revenue was 71% in the three months ended December 31, 2000 and 50% in the three months ended December 31, 1999. The decrease in services revenue in absolute dollars is attributable to a decrease in the average selling price, offset by an increase in the installed base of customers under maintenance contracts. During the three months ended December 31, 2000, 59% of maintenance revenue came from initial maintenance contracts, with the remainder from maintenance renewals.

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

        SERVICES. Cost of services revenue increased 41% to $4.4 million in the three months ended December 31, 2000 from $3.1 million in the three months ended December 31, 1999. Cost of services revenue as a percentage of services revenue was 111% in the three months ended December 31, 2000 and 72% in the three months ended December 31, 1999. The increase in cost of services revenue in absolute dollars is primarily due to costs associated with increased personnel and subcontractor expenses in our services organization. Services experienced a negative gross margin in the quarter ended December 31, 2000 due to expenses for project activities beyond the billable scope of engagements, work on engagements where revenue was deferred because of customer creditworthiness, continued investments in infrastructure, as well as additional costs incurred due to starting up our services organization in Japan. As part of our restructuring plan, we plan to reduce excess capacity in our services organization.

        AMORTIZATION OF PURCHASED TECHNOLOGY. Expenses for amortization of purchased technology increased to $469,000 in the three months ended December 31, 2000 from $347,000 in the three months ended December 31, 1999. The increase was due to the amortization of existing technology acquired in the ConnectInc.com acquisition.

OPERATING EXPENSES

        SALES AND MARKETING. Sales and marketing expenses increased 93% to $11 million in the three months ended December 31, 2000 from $5.7 million in the three month ended December 31, 1999. Sales and marketing expenses as a percentage of total net revenue increased to 201% in the three months ended December 31, 2000 from 66% in the three months ended December 31, 1999. Sales and marketing expenses increased in absolute dollars primarily due to increased personnel-related costs, resulting from our continued investment in the development of our domestic and international sales and marketing organizations, including our expansion into Japan during fiscal 2001, as well as advertising and other marketing activities. We expect sales and marketing expenses to decline in the fourth quarter and then remain at fourth quarter levels in the foreseeable future in response to our restructuring plan.

        RESEARCH AND DEVELOPMENT. Research and development expenses increased 47% to $5.9 million in the three months ended December 31, 2000 from $4.0 million in the three months ended December 31, 1999. Research and development expenses as a percentage of total net revenue increased to 107% in the three months ended December 31, 2000 from 46% in the three months ended December 31, 1999. Research and development expenses increased in absolute dollars and as a percentage of total net revenue as a result of the addition of engineering and product development personnel and consultants, partially due to our acquisition of ConnectInc.com and our addition of an engineering office in India. Personnel-related expenses accounted for the majority of the increase in absolute dollars. We believe that continued investment in new product development is central to achieving our strategic objectives, and expect research and development expenses to remain at current levels in future periods.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $2.4 million in the three months ended December 31, 2000 from $1.9 million in the three months ended December 31, 1999. General and administrative expenses as a percentage of total net revenue were 43% in the three months ended December 31, 2000 and 22% in the three months ended December 31, 1999. General and administrative expenses increased in absolute dollars due to increased bad debt provisions and increased personnel costs, partially offset by decreases in professional fees related to external advisors. We expect general and administrative expenses to decline in the fourth quarter and then remain at fourth quarter levels for the foreseeable future, in response to our restructuring plan.

        AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased to $7.5 million in the three months ended December 31, 2000 from $236,000 in the three months ended December 31, 1999. This expense reflects the amortization of intangibles acquired as part of our acquisitions, primarily ConnectInc.com.

        STOCK COMPENSATION. In connection with the granting of stock options to our employees, we recorded aggregate unearned compensation totaling $5.6 million through December 31, 2000. The unearned compensation represents the difference between the exercise price of stock option grants and the deemed fair value of our common stock at the time of the grants. We recorded expenses related to stock compensation of $173,000 in the three months ended December 31, 2000 and $322,000 in the three months ended December 31, 1999. Stock compensation expenses as a percentage of total net revenue were 3% in the three months ended December 31, 2000 and 4% in the three months ended December 31, 1999. Remaining unearned compensation at December 31, 2000 totaled $550,000 and will be amortized quarterly, through September 30, 2002.

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

COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999

REVENUE

        Total net revenue increased only slightly to $24.4 million in the nine months ended December 31, 2000 from $24.3 million in the nine months ended December 31, 1999.

        LICENSE. License revenue decreased 11% to $10.1 million in the nine months ended December 31, 2000 from $11.4 million in the nine months ended December 31, 1999. License revenue as a percentage of total net revenue was 41% for the nine months ended December 31, 2000 and 47% for the nine months ended December 31, 1999. The decrease in license revenue in absolute dollars is attributable to an decrease in the average selling price of license transactions recognized this year.

        SERVICES. Services revenue increased 11% to $14.3 million in the nine months ended December 31, 2000 from $13 million in the nine months ended December 31, 1999. Services revenue as a percentage of total net revenue was 59% for the nine months ended December 31, 2000 and 53% for the nine months ended December 31, 1999. The increase in services revenue in absolute dollars is attributable to an increase in the number of consulting engagements, as well as an increase in the installed base of customers. During the nine months ended December 31, 2000, 57% of maintenance revenue came from initial maintenance contracts, with the remainder from maintenance renewals.

COST OF REVENUE

        LICENSE. Cost of license revenue increased to $1 million in the nine months ended December 31, 2000 from $222,000 in the nine months ended December 31, 1999. Cost of license revenue as a percentage of license revenue was 10% in the nine months ended December 31, 2000 and 2% in the nine months ended December 31, 1999. The increase in cost of license revenue as a percentage of license revenue is due to royalties paid to third parties for embedded technology. Since it is our continuing strategy to license third-party technology for inclusion in our products, we expect the cost of license revenue as a percentage of license revenue to fluctuate in future periods.

        SERVICES. Cost of services revenue increased 63% to $15.2 million in the nine months ended December 31, 2000 from $9.3 million in the nine months ended December 31, 1999. Cost of services revenue as a percentage of services revenue was 106% in the nine months ended December 31, 2000 and 72% in the nine months ended December 31, 1999. The increase in cost of services revenue in absolute dollars is primarily due to costs associated with increased personnel and subcontractors in our services organization. Services experienced a negative gross margin in the nine months ended December 31, 2000 due to expenses for project activities beyond the billable scope of engagements, work on engagements where revenue was deferred because of customer creditworthiness, continued investments in infrastructure, as well as additional costs incurred due to starting up our services organization in Japan.

        AMORTIZATION OF PURCHASED TECHNOLOGY. Expenses for amortization of purchased technology increased to $1.5 million in the nine months ended December 31, 2000 from $606,000 in the nine months ended December 31, 1999. The increase is due to the amortization of existing technology acquired in the ConnectInc.com acquisition.

OPERATING EXPENSES

        SALES AND MARKETING. Sales and marketing expenses increased 84% to $28 million in the nine months ended December 31, 2000 from $15.4 million in the nine months ended December 31, 1999. Sales and marketing expenses as a percentage of total net revenue increased to 116% in the nine months ended December 31, 2000 from 63% in the nine months ended December 31, 1999. Sales and marketing expenses increased in absolute dollars primarily due to increased personnel-related costs, resulting from our continued investment in the development of our domestic and international sales and marketing organizations, including our expansion into Japan during 2001, as well as advertising and other marketing activities. We expect sales and marketing expenses to decline in the fourth quarter and then remain at fourth quarter levels in the foreseeable future, in response to our restructuring plan.

        RESEARCH AND DEVELOPMENT. Research and development expenses increased 59% to $17.0 million in the nine months ended December 31, 2000 from $10.7 million in the nine months ended December 31, 1999. Research and development expenses as a percentage of total net revenue increased to 70% in the nine months ended December 31, 2000 from 44% in the nine months ended December 31, 1999. Research and development expenses increased in absolute dollars and as a percentage of total net revenue as a result of the addition of engineering and product development personnel and consultants. The majority of the increase in absolute dollars related to personnel-related expenses and costs associated with our opening of an engineering office in India. We believe that continued investment in new product development is central to achieving our strategic objectives, and expect research and development expenses to remain at current levels in future periods.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses increased slightly to $5.7 million in the nine months ended December 31, 2000 from $5.5 million in the nine months ended December 31, 1999. General and administrative expenses, as a percentage of total net revenue was 23% in the nine months ended December 31, 2000 and 225 in the nine months ended December 31, 1999. General and administrative expenses increased in absolute dollars due to increased bad debt provisions and increased personnel costs, partially offset by decreases in professional fees related to external advisors. We expect general and administrative expenses to decline in the fourth quarter and then remain at fourth quarter levels for the foreseeable future, in response to our restructuring plan.

        AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased to $22 million in the nine months ended December 31, 2000 from $712,000 in the nine months ended December 31, 1999. This expense reflects the amortization of intangibles acquired as part of our acquisitions, primarily ConnectInc.com.

        STOCK COMPENSATION. In connection with the granting of stock options to our employees, we recorded aggregate unearned compensation totaling $5.6 million through December 31, 2000. The unearned compensation represents the difference between the exercise price of stock option grants and the deemed fair value of our common stock at the time of the grants. We recorded expenses related to stock compensation of $678,000 in the nine months ended December 31, 2000 and $1.3 million in the nine months ended December 31, 1999. Stock compensation expenses as a percentage of total net revenue were 3% in the nine months ended December 31, 2000 and 5% in the nine months ended December 31, 1999. Remaining unearned compensation at December 31, 2000 totaled $550,000 and will be amortized quarterly, through September 30, 2002.


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

        Cash used in operating activities was $36.9 million for the nine months ended December 31, 2000, primarily from net losses, net of non-cash expenses including depreciation, amortization and stock compensation, offset by a decrease in accounts receivable, as well as a decrease in accounts payable and accrued liabilities. Cash used in operating activities was $14.3 million for the nine months ended December 31, 1999, primarily from net losses, net of non-cash expenses including depreciation and stock compensation, and increases in our accounts receivable and other current assets offset by increases in accounts payable and accrued liabilities. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

        Net cash provided by investing activities was $13.3 million for the nine months ended December 31, 2000, primarily related to sales and maturities of investments, partially offset by the purchase of capital equipment and software. Net cash used in investing activities of $68.3 million for the nine months ended December 31, 1999, related primarily to the purchase of investments after our initial public offering, and, to a lesser extent, purchases of computer equipment and software.

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


WE HAVE A HISTORY OF LOSSES, WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

        We have incurred quarterly and annual losses in each of the six years since we were formed, and we expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. We incurred net losses of $26 million and $64.2 million for the three and nine months ended December 31, 2000, respectively, as well as $27.8 million for fiscal 2000, $15.3 million for fiscal 1999 and $5.5 million for fiscal 1998. As of December 31, 2000, we had an accumulated deficit of $121.7 million. Moreover, we expect to continue to incur sales and marketing and research and development expenses, and, as a result, we will need to generate significant revenue to achieve and maintain profitability. If we are unable to increase revenue, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.


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

        Sales of our products and services in three markets -- computer hardware, network and telecommunications equipment and emerging growth companies -- accounted for nearly 67% of our total net revenue in the nine months ended December 31, 2000. We expect that revenue from these three markets will continue to account for a substantial portion of our total net revenue. We are targeting expansion in additional market segments defined by industry where e-commerce software is highly strategic and promote competitive advantage, including manufacturing, retail, telecommunications services and financial services. If we are unable to successfully increase penetration of our existing markets or expand in these additional markets, or if the overall economic climate of our target markets deteriorates, we may not be able to achieve expected sales growth.


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

        Not applicable


(b)     Reports on Form 8-K

        Not applicable