Form 10-Q
period 2001-06-30
CALICO COMMERCE INC/
filed 2001-08-14
CIK 1081154

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

                              FOR THE QUARTER ENDED
                                  JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 000-27431

                              CALICO COMMERCE, INC.
                              ---------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                           77-0373344
          --------                                           ----------
(STATE OF OTHER JURISDICTION OF                            (I.R.S EMPLOYER
 INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NUMBER)

333 WEST SAN CARLOS, SAN JOSE, CALIFORNIA                      95110
-----------------------------------------                      -----
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

      AS OF JULY 31, 2001 THERE WERE 35,329,000 SHARES OF THE REGISTRANT'S
                            COMMON STOCK OUTSTANDING.

================================================================================

                     CALICO COMMERCE, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS


                                                                      PAGE NO.
                                                                      --------

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        CONDENSED CONSOLIDATED BALANCE SHEET -
              JUNE 30, 2001 AND MARCH 31, 2001 .........................  3

        CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - THREE
              MONTHS ENDED JUNE 30, 2001 AND 2000 ......................  4

        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS -
              THREE MONTHS ENDED JUNE 30, 2001 AND 2000 ................  5

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ...........  6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS ............ 13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..... 33


PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS .............................................. 34

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ...................... 34

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ................................ 34

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............ 34

ITEM 5. OTHER INFORMATION .............................................. 34

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ............................... 35

                              CALICO COMMERCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    June 30,     March 31,
                                                     2001          2001
                                                   ---------     ---------
ASSETS
 Current Assets:
   Cash and cash equivalents ......................    $   5,365     $   8,354
   Restricted cash ................................          400           400
   Short-term investments .........................       16,238        24,411
   Accounts receivable, net .......................        1,552         2,582
   Other current assets ...........................        2,212         2,449
                                                       ---------     ---------
        Total current assets ......................       25,767        38,196

Long-term investments .............................          550           250
Restricted cash ...................................        1,150         1,450
Property and equipment, net .......................        3,925         4,644
Intangibles and other assets, net .................          190           190
                                                       ---------     ---------
                                                       $  31,582     $  44,730
                                                       =========     =========
LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...............................    $   2,082     $   1,823
   Accrued liabilities ............................        6,730        11,187
   Deferred revenue ...............................        1,746         2,031
   Current portion of notes payable ...............        1,545         1,826
   Current portion of capital lease obligations ...          118           104
                                                       ---------     ---------
        Total current liabilities .................       12,221        16,971

Notes payable, non-current ........................           --             3
Capital lease obligations, non-current ............           20            29
Other liabilities .................................          416           396
                                                       ---------     ---------
                                                          12,657        17,399
                                                       ---------     ---------
Commitments and contingencies (Note 8)

Stockholders' equity:
  Preferred Stock .................................           --            --
  Common Stock ....................................           35            35
  Additional paid-in capital ......................      226,778       226,786
  Notes receivable from stockholders ..............           --          (617)
  Unearned compensation ...........................           --            (7)
  Other comprehensive loss ........................         (555)          (58)
  Accumulated deficit .............................     (207,333)     (198,808)
                                                       ---------     ---------
        Total stockholders' equity ................       18,925        27,331
                                                       ---------     ---------
Total liabilities and stockholders'
equity ............................................    $  31,582     $  44,730
                                                       =========     =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              CALICO COMMERCE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                          AND OTHER COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                               Three Months Ended
                                                             ---------------------
                                                             June 30,     June 30,
                                                               2001         2000
                                                             --------     --------
Net revenue:
License .................................................    $  1,118     $  5,026
Services ................................................       1,142        5,689
                                                             --------     --------
    Total net revenue ...................................       2,260       10,715
                                                             --------     --------
Cost of net revenue:
License .................................................         124          357
Amortization of purchased technology ....................          --          497
Services (including stock-based compensation of $0, and
  $29, respectively) ....................................       1,356        5,059
                                                             --------     --------
    Total cost of net revenue ...........................       1,480        5,913
                                                             --------     --------
Gross profit ............................................         780        4,802
                                                             --------     --------
Operating expenses:
  Sales and marketing (including stock-based compensation
    of $0, and $124, respectively) ......................       3,563        7,226

  Research and development (including stock-based
    compensation of $0, and $73, respectively) ..........       2,623        5,384

  General and administrative (including stock-based
    compensation of $7, and $53, respectively) ..........       2,394        1,506

  Amortization of intangibles ...........................          --        7,481
  Restructuring and other activities ....................         710           --
                                                             --------     --------
    Total operating expenses ............................       9,290       21,597
                                                             --------     --------
Loss from operations ....................................      (8,510)     (16,795)
Interest and other income, net ..........................         130        1,111
                                                             --------     --------
Loss before taxes .......................................      (8,380)     (15,684)
Provision for income taxes ..............................         145           --
                                                             --------     --------
Net loss ................................................    $ (8,525)    $(15,684)
Other comprehensive income/(loss):
  Unrealized gain/(loss) on investments .................        (509)        (102)
  Reclassification adjustment for (gains), losses
    included in  net loss ...............................         (11)         179
  Foreign currency translation adjustments ..............          23           --
                                                             --------     --------
Comprehensive loss ......................................    $ (9,022)    $(15,607)
                                                             --------     --------
Net loss per share:
Basic and diluted .......................................    $   (.24)    $   (.46)
                                                             --------     --------
Weighted average shares .................................      35,075       34,000
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

                              CALICO COMMERCE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         Three Months Ended
                                                       ----------------------
                                                         June 30,    June 30,
                                                          2001        2000
                                                       ----------   ---------
Cash flows from operating activities:
  Net loss .........................................    $ (8,525)    $(15,684)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Provision for doubtful accounts ..................          47           --
  Depreciation and amortization ....................         590        8,574
  Amortization of unearned compensation ............           7          279
  Warrants to customers ............................          --           27
  Loss on disposal of assets .......................         128         (130)
  Forgiveness of stockholder notes receivable ......         591           --
Changes in assets and liabilities:
  Accounts receivable ..............................         983         (298)
  Other current assets .............................         236         (851)
  Accounts payable .................................         259       (1,262)
  Accrued liabilities ..............................      (4,456)      (1,652)
  Deferred revenue .................................        (268)        (425)
  Other liabilities ................................          46          (20)
                                                        --------     --------
    Net cash used in operating activities ..........     (10,362)     (11,442)
                                                        --------     --------
Cash flows from investing activities:
Purchases of property and equipment ................          (5)        (814)
Purchases of investments ...........................      (3,350)     (15,892)
Maturity of investments ............................      11,003        6,225
Acquisition, net of cash acquired ..................          --          101
                                                        --------     --------
    Net cash provided by (used in) investing
    activities .....................................       7,648      (10,380)
                                                        --------     --------
Cash flows from financing activities:
  Proceeds from issuance of common stock,  net of
    issuance costs .................................          19        2,321
  Common stock repurchases .........................         (11)        (166)
  Proceeds from repayments of stockholder notes
       receivable ..................................          10          491
  Proceeds from issuance of notes payable ..........          --          515
  Repayments of notes payable ......................        (278)        (381)
  Principal payments under capital lease
    obligations ....................................         (38)         (95)
                                                        --------     --------
    Net cash provided by (used in) financing
       activities ..................................        (298)       2,685
                                                        --------     --------
    Effect of foreign exchange on cash .............          23           --
Net (decrease) in cash and cash equivalents ........      (2,989)     (19,137)
Cash and cash equivalents at beginning of period ...       8,354       25,917
                                                        --------     --------
Cash and cash equivalents at end of
period .............................................    $  5,365     $  6,780
                                                        ========     ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              CALICO COMMERCE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   -UNAUDITED-


NOTE 1 -- PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

        The unaudited interim condensed consolidated financial statements include the accounts of Calico Commerce, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

        The accompanying condensed consolidated financial statements as of June 30, 2001 and for the three months ended June 30, 2001 and 2000 are unaudited and have been prepared on a basis consistent with the March 31, 2001 audited financial statements and include all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of these periods. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended March 31, 2001. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of results to be expected for the entire year or any other period.

RECLASSIFICATIONS

        Amounts for stock compensation previously reported in the statements of operations for the quarter ended June 30, 2000 have been reclassified to conform to the current presentation in the Company's quarter ended June 30, 2001 statement of operations. The reclassification had no effect on loss from operations as previously reported.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on their financial statements.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company believes that the adoption of SFAS 142 will not have a significant impact on their financial statements.

NOTE 2 -- THE COMPANY:

        Calico Commerce, Inc. ("Calico" or the "Company") was incorporated on April 14, 1994 as an S-corporation. In May 1995, the Company was reorganized as a C-corporation under California law. The Company reincorporated in Delaware in September 1999.

        Calico Commerce, Inc., headquartered in San Jose, California, provides software and services that enable companies to interact directly with their customers over the Internet, intranets, extranets, and corporate networks, and accessed through desktop and mobile computers and retail kiosks to improve the interactive buying and selling of complex products and services.

        The Company derives revenue principally from the license of the Calico eSales Suite of products and the delivery of associated implementation and support services. The mix of products and services sold varies by customer, and follow-on sales typically reflect an expansion of the use of Calico's products within the customer's business, rather than a migration to different products. To date, Calico's sales have been primarily within the computer hardware and network and telecommunications equipment industries.

        The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the quarter ended June 30, 2001 the Company incurred a net loss from operations of $8.5 million and had negative cash flows from operations of $10.4 million. For the year ended March 31, 2001 the Company incurred a net loss from operations of $143.0 million and negative cash flows from operations of $51.2 million. As of June 30, 2001, the Company had an accumulated deficit of $207.3 million.

        The Company continues to face significant risks associated with successful execution of its business strategy. These risks include, but are not limited to, technology and product development, introduction and market acceptance of products and services, changes in the marketplace, liquidity, competition from existing and new competitors, which may enter the marketplace, retention of key personnel, and pending litigation.

        The Company requires significant capital to implement its strategy, to adequately address the appropriate target markets, generate sales demand for its current and planned future products and services. In addition, the Company's liquidity could be adversely impacted by litigation referred to in Note 8-Commitments and Contingencies, although management believes the litigation will not have a material adverse impact on working capital through the end of its fiscal year 2002.

        At June 30, 2001, the Company was not in compliance with all of the financial covenants on an installment note. The Company has classified this note payable as current and due on demand. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. These conditions plus the foregoing circumstances raise substantial doubt about the Company's ability to continue as a going concern. To reduce its expenditures, the Company recently restructured in several areas, including reduced staffing, expense management and curtailed capital spending. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. The condensed financial statements do not include any adjustments that may result from this uncertainty.

NOTE 3: REVENUE RECOGNITION

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

        - The Company charges standard hourly rates for consulting services based upon the nature of the services and experience of the professionals performing the services and such services are separately priced in contracts.

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

NOTE 4: NET LOSS PER SHARE

        The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                        Three Months
                                                       Ended June 30,
                                                    --------------------
                                                     2001         2000
                                                    -------     --------
Numerator:
  Net loss....................................      $(8,525)    $(15,684)
                                                    =======     ========
Denominator:
  Weighted average shares.....................       35,325       34,900
  Weighted average unvested shares of
   common stock subject to repurchase.........         (250)        (900)
                                                    -------     --------
  Denominator for basic and diluted calculation      35,075       34,000
                                                    =======     ========
Net loss per share:
  Basic and diluted...........................      $  (.24)    $  ( .46)
                                                    =======     ========

        At June 30, 2001, 8,770,000 shares are excluded from the determination of diluted net loss per share as the effect of such shares is anti-dilutive.

NOTE 5: COMPREHENSIVE INCOME (LOSS)

        Comprehensive income is defined as a change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net loss and comprehensive income (loss) for the Company arises from foreign currency translation adjustments and unrealized gains/(losses) on securities. As of June 30, 2001, accumulated other comprehensive loss totaled $555,000.

NOTE 6: DEBT

        In September 1999, Calico entered into a commitment with a bank to issue variable rate installment notes in connection with a proposed $3.0 million equipment financing credit line expiring June 30, 2000. This commitment was finalized in October 1999. Each advance above bears interest at the bank's prime rate plus 0.5% per year, with the principal to be repaid in 36 equal monthly installments. As of June 30, 2001, four advances totaling $2.6 million had been made by the bank.

        Under the bank prime plus 0.5% notes above, the Company is required to meet certain quarterly financial tests, including minimum operating results and certain liquidity, leverage and debt service ratios. At June 30, 2001, the Company was not in compliance with all of the financial covenants, due to larger than expected net operating losses. The Company has classified these notes payable as current and due on demand.

        In March of 2001, the Company entered into an agreement with the bank which requires the Company to maintain a money market cash balance of $750,000 as collateral against the installment notes payable described above. This cash balance has been classified as restricted cash June 30, 2001. In July 2001, the Company agreed to increase the cash collateral against the installment notes payable by $500,000.

NOTE 7: RELATED PARTY TRANSACTIONS:

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

        During fiscal 2001, two of these notes were renegotiated and portions of the notes forgiven. One note receivable in the amount of $65,000, including accrued interest, was renegotiated for a cash payment of $10,000. The remaining $55,000 of the note was forgiven and recorded as an expense in fiscal year 2001. The second note renegotiated was in the amount of $404,000, including accrued interest. The note holder agreed to perform services without compensation in exchange for reducing the note principal. The remaining $388,000 of the note was forgiven and recorded as an expense in fiscal year 2001. In addition, a third shareholder note in the amount of $309,000, including accrued interest, was forgiven during fiscal 2001. The entire amount of the note was recorded as an expense for the year ended March 31, 2001. In July 2001, as part of a separation agreement and release with its former President and Chief Executive Officer, the Company agreed to forgive the remaining principal balance and all unpaid interest due, totaling approximately $607,000, related to notes received in exchange for the issuance of Common Stock. The Company repurchased any unvested shares related to these notes.

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

NOTE 8: COMMITMENTS AND CONTINGENCIES:

        The Company leases office space and equipment under certain non-cancelable operating leases expiring through the year 2006. As part of its restructuring plan, the Company has subleased a portion of its excess space in three locations. These subleases range from terms of one to four years.

        Future minimum payments under non-cancelable operating leases at June 30, 2001 are as follows (in thousands):

                                                                             Net
                                                  Minimum     Sublease     Minimum
Year                                              Rentals     Rentals      Rentals
-------------------                               -------     -------      -------
2002 ..........................................   $ 2,172     $  (738)      $1,434
2003 ..........................................     2,749      (1,227)       1,522
2004 ..........................................     2,569        (265)       2,304
2005 ..........................................     2,543        (182)       2,361
2006 ..........................................     1,102        (157)         945
                                                  -------     -------       ------
          Total minimum lease obligations......   $11,135     $(2,569)      $8,566
                                                  =======     =======       ======

LETTER OF CREDIT

        At June 30, 2001, the Company maintained an $800,000 letter of credit to secure the lease deposit on its corporate headquarters.

PURCHASE COMMITMENTS

        In September of 1999, the Company entered into an agreement with a professional services company to procure consulting services. Under this purchase agreement, the Company agreed to engage the professional service company to provide a minimum of $1 million of consulting services over the following 18 month period, ending March 2001. The services provided to the Company were priced reflecting a customary discount from the provider's standard rates. As of June 30, 2001, there was $165,000 remaining under this purchase obligation. The Company is in the process of negotiating an extension of the term.

CONTINGENCIES

SECURITIES CLASS ACTIONS

        Since March 2001, various of the Company's stockholders have filed class action lawsuits against the Company, certain current and former directors and officers and certain underwriters of the Company's initial public offering of common stock in October 1999. The complaints, which recently were consolidated, allege generally that Calico and other named defendants failed to properly disclose certain underwriting arrangements or terms in connection with the Company's initial public offering, which resulted in the manipulation of the price of the Company's common stock. The lawsuits seek an unspecified amount of damages and are based on transactions in Calico common stock generally between October 1999 and June 2000. The uncertainty associated with these substantial, unresolved lawsuits could seriously harm the Company's business and financial condition. In particular, the lawsuits could harm the Company's relationships with existing customers and its ability to obtain new customers. The continued defense of these lawsuits also could result in the diversion of resources including diversion of management's time and attention away from business operations, which could materially harm business and financial results. Negative developments with respect to the lawsuits could cause the Company's stock price to decline significantly. In addition, although Calico is unable to determine the amount, if any, that it may be required to pay in connection with the defense and resolution of these lawsuits, by settlement of otherwise, the size of any such payments could seriously harm the Company's financial condition. Because the complaints do not specify the amount of damages plaintiffs seek, Calico is unable to estimate the possible range of damages that could be awarded as a result of the lawsuits. The Company maintains Directors and Officers insurance applicable to the lawsuits, but there can be no guarantee that the proceeds of such insurance will be available for defense fees and costs, or payment of any settlement or judgment in the lawsuits. The Company has not set aside any financial reserves relating to potential damages associated with these lawsuits.

NOTE 9:  RESTRUCTURING OF OPERATIONS

        In January, 2001, the Company announced a strategic restructuring plan, designed to reduce operating expenses. In connection with the restructuring, the Company reduced its workforce by 36 employees, and significantly reduced its use of outside contract labor. The Company also made provisions for reductions in office space and the disposal of related assets.

        The total amount of the restructuring charge was $1.4 million and is expected to be completed by September 2001, with the exception of facilities-related charges. The restructuring charge is comprised of $590,000 in employee-related expenses for employee terminations, $749,000 of estimated expenses for facilities-related charges, and $24,000 for the disposal of certain excess capital equipment. Of these amounts, $1.3 million were cash-related charges, and $24,000 were non-cash charges.

        As of June 30, 2001, the Company had incurred costs totaling $875,000 related to the restructuring, which required $851,000 in cash expenditures. The remaining reserve related to this restructuring was approximately $444,000, which is included in accrued liabilities and relates primarily to facilities charges.

        In April, 2001, the Company undertook further restructuring designed to reduce operating expenses. In connection with this restructuring, the Company reduced its workforce by 77 employees. All employees were notified of their terminations during the first quarter. All areas of the Company were affected by the personnel reduction.

        The total amount of the restructuring charge was $753,000 and is expected to be completed by December 2001. The restructuring charge is comprised entirely of employee-related expenses for employee terminations and are all cash-related charges.

        As of June 30, 2001, the Company had incurred costs totaling approximately $644,000 related to the restructuring, all of which were cash-related. The remaining reserve for this restructuring was approximately $109,000, which is included in accrued liabilities.

        The following table lists the components of the January and April 2001 restructuring charges for the three months ended June 30, 2001 (in thousands):

                                                         Excess
                                                       Facilities
                                           Employee        and
                                            Costs       Equipment       Total
                                            -----       ---------       -----
Balance at March 31, 2001 ..........        $ 217         $ 588         $ 805
Adjustment to reserve ..............          (37)           (6)          (43)
Reserve established, April
   restructuring ...................          753            --           753
Cash paid...........................         (777)         (185)         (962)
                                            -----         -----         -----
Balance at June 30, 2001 ...........        $ 156         $ 397         $ 553
                                            =====         =====         =====


NOTE 10 -- SUBSEQUENT EVENTS

In July 2001, the Company announced a strategic restructuring plan, designed to further reduce operating expenses. In connection with the restructuring, the Company plans to reduce its workforce by approximately 56%, or 80 full-time positions. This restructuring effects its North American, European, and India locations. The total amount of the restructuring charge is estimated at approximately $1.2 million. The entire charge consists of cash-related expenses and is expected to be completed by December 2001.

In July 2001, Mr. Jim Weil replaced Mr. Alan Naumann as the Company's Chief Executive Officer and Mr. Gary Sbona was appointed to the Board of Directors. In addition, the Company entered into an agreement with Regent Pacific Management Corporation ("Regent Pacific"), a management firm of which Mr. Sbona is the Chief Executive Officer and Mr. Weil is a principal, pursuant to which Regent Pacific will provide management services to the Company, including the services of Mr. Sbona and Mr. Weil, and other Regent Pacific personnel. The agreement has a 6 month term with a minimum compensation to Regent Pacific of $1.3 million for that period.

EMPLOYEE RETENTION PROGRAM

        As part of our July restructuring activities, the Company has approximately $2 million committed for future use for an employee retention program. Pursuant to the program, all employees in good standing are eligible to receive a pre-defined retention payment at January 31, 2002, or as defined in the plan. This retention commitment would be payable in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth later in this section. The following discussion should be read in conjunction with our financial statements and related notes included elsewhere in this report as well as our report on Form 10K for the fiscal year ended March 31, 2001.

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

        Licenses for our products are sold in different methods, such as per user, per site or per enterprise. Customer licenses are typically several hundred thousand dollars. The price of our annual maintenance contracts are based on a percentage of the related product license price and is generally paid in advance. Consulting fees for implementation and training are generally priced on a per hour basis. We change standard hourly rates based upon the nature of the services and the experience of the professionals performing the services, and such services are separately priced in contracts.

        For contracts with multiple elements, and for which vendor-specific objective evidence of fair value exists for the undelivered elements, we recognize revenue for the delivered elements based upon the residual contract value as prescribed by SOP 98-9. Revenue from license fees is recognized when persuasive evidence of an agreement exists, the product has been delivered arrangement does not involve significant customization of the software, acceptance has occurred, the license fee is fixed or determinable, and collection of the fee is probable. Provisions for sales returns are made at the time of revenue recognition based upon estimated returns. If the arrangement involves significant customization of the software or services which are essential to the functionality of the software, the license revenue is recognized under contract accounting using the completed contract or percentage-of-completion methods as appropriate. In those instances where we determine that the service elements are essential to the other elements of the arrangement, we account for the arrangement using contract accounting. For those arrangements accounted for using contract accounting that do not include contractual milestones or other acceptance criteria, we utilize the percentage of completion method based upon the number of labor hours completed as the measure of progress towards completion.

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

        Our operating expenses are classified into three general categories: sales and marketing, research and development, and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to the category, some expenditures, such as compensation, employee benefits, recruiting costs, equipment costs, travel and entertainment costs, facilities costs and third-party professional services fees, occur in each of these categories.

        Since our inception, we have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing and administrative departments. As a result, we have incurred substantial quarterly and annual losses since inception, and we expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. We incurred net losses of $8.5 million for the quarter ended June 30, 2001, $141.3 million for fiscal 2001, $27.8 million for fiscal 2000, and $15.3 million for fiscal 1999. As of June 30, 2001, we had an accumulated deficit of $207.3 million.

        In order to streamline operations, reduce costs and reduce staffing and overhead costs, we restructured our organization in the fourth quarter of fiscal 2001 and the first and second quarters of fiscal 2002. As of July 31, 2001, we had approximately 80 full-time employees. During this time our total headcount declined by approximately 280 people. We anticipate that we will make additional reductions in our workforce and additional cuts to our overhead costs. As part of our restructurings, we are reducing our facilities commitments and office space and disposing of excess capital equipment and software maintained for internal use. We recorded an operating charge of $753,000 in the quarter ending June 30, 2001 related to the restructuring plans. We incurred restructuring charges in the quarter ended March 31, 2001 in the aggregate amount of $1.4 million, which shall be expensed through September 2001, with the exception of facilities-related charges. We estimate that we will record an operating charge of $1.2 million in the quarter ending September 30, 2001 related to the additional restructuring.

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

RECENT EVENTS

       In July 2001, Alan Naumann resigned as our President, Chief Executive Officer and a member of our Board of Directors. In connection with this change, James B. Weil, a principal of Regent Pacific Management Corporation filled our Chief Executive Officer position. In addition, Gary J. Sbona, another executive of Regent Pacific Management Corporation was appointed to our Board of Directors. Mr. Naumann will provide consulting to our new management on an as-needed basis through November 2001 under an independent contractor agreement which has total compensation in the amount of $290,000. In July 2001, we undertook steps designed to meet the following operating objectives:

       -      optimize the organization and reduce operating expenses;

       -      refocus R&D efforts to maximize current product efforts; and

       - redirect sales and marketing activities to focus on near-term sales opportunities and certain customers.

       Implementation of major components of this operating plan began in the second fiscal quarter of 2002, and included a workforce reduction of approximately 80 people. We expect to incur one-time charges related to employee separation and restructuring in the second fiscal quarter of fiscal 2002. There can be no assurance that our management, including Regent Pacific, will be able to successfully complete development and implementation of a new plan or that any of its objectives will be achieved. In addition, we may make other significant changes to our business, strategies and operating plans.

RESULTS OF OPERATIONS

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

        The following table presents the results of our operations for the quarters ended June 30, 2001, and 2000 and the relative composition of net revenues and selected statement of operations data, as well as such data as a percentage of net revenues.

                                        QUARTER ENDED JUNE 30,         AS A PERCENTAGE
                                           (IN THOUSANDS)            OF TOTAL NET REVENUE
                                        ----------------------       --------------------
                                          2001         2000            2001         2000
                                        --------     --------          ----         ----
NET REVENUE:
License ..............................  $  1,118     $  5,026           49%           47%
Services .............................     1,142        5,689           51            53
                                        --------     --------          ---           ---
Total of net revenue .................     2,260       10,715          100           100
                                        --------     --------          ---           ---
COST OF NET REVENUE:
License ..............................       124          357            5             3
Amortization of purchased technology          --          497           --             5
Services .............................     1,356        5,059           60            47
                                        --------     --------          ---           ---
Total cost of net revenue ............     1,480        5,913           65            55
                                        --------     --------          ---           ---
Gross profit .........................       780        4,802           35            45
                                        --------     --------          ---           ---
OPERATING EXPENSES:
Sales and marketing ..................     3,563        7,226          158            67
Research and development .............     2,623        5,384          116            50
General and administrative ...........     2,394        1,506          107            14
Amortization of intangibles ..........        --        7,481           --            70
Restructuring and other activities ...       710           --           31            --
Impairment of long-lived assets ......        --           --           --            --
                                        --------     --------          ---           ---
Total operating expenses .............     9,290       21,597          412           201
                                        --------     --------          ---           ---
Loss from operations .................    (8,510)     (16,795)        (377)         (156)
Interest and other income, net .......       130        1,111            6            10
                                        --------     --------          ---           ---
Net loss before income taxes .........    (8,380)     (15,684)        (371)         (146)
Provision for income taxes ...........      (145)          --           (6)           --
                                        --------     --------          ---           ---
Net loss .............................  $ (8,525)    $(15,684)        (377)         (146)
                                        ========     ========          ===           ===


COMPARISON OF FISCAL QUARTERS ENDED JUNE 30, 2001 AND 2000

REVENUE

        Total net revenue decreased 79% to $2.3 million in the first fiscal quarter of 2002 from $10.7 million in the same quarter of fiscal 2001.

        License. License revenue decreased 78% to $1.1 million in the first fiscal quarter of 2002 from $5.0 million in the same quarter of fiscal 2001. License revenue as a percentage of total net revenue was 49% in first fiscal quarter of 2002, 47% in the first fiscal quarter of 2001. The decrease in license revenue in absolute dollars from the first quarter of fiscal 2002 to fiscal 2001 is attributable primarily to a decrease in the number of license transactions.

        Services. Services revenue decreased 80% to $1.1 million in the first fiscal quarter of 2002 from $5.7 million in the same quarter of fiscal 2001. Services revenue as a percentage of total net revenue was 51% in the first fiscal quarter of 2002 and 53% in the same period of fiscal 2001. The decrease in services revenue in absolute dollars in fiscal 2002 is attributable to a decrease in the number of license transactions. During the first fiscal quarter of 2002, 64% of maintenance revenue came from initial maintenance contracts, with the remainder from maintenance renewals.

COST OF REVENUE

        License. Cost of license revenue decreased 65% to $124,000 in the first fiscal quarter of 2002 from $357,000 in the same quarter of fiscal 2001. Cost of license revenue as a percentage of total net revenue was 5% in the first fiscal quarter of 2002 and 3% in the first fiscal quarter of 2001. The increase in the cost of license revenue as a percentage of license revenue in fiscal 2002 is due primarily to an increase royalties for embedded technology. Since it is our continuing strategy to license third-party technology for inclusion in our products, we expect the cost of license revenue as a percentage of license revenue to fluctuate or increase in future periods.

        Amortization of Purchased Technology. There was no expense for amortization of purchased technology in the first fiscal quarter of 2002. This represented a decrease from $497,000 in the same fiscal quarter of 2001. The expenses for amortization of purchased technology in fiscal 2001 was due to the amortization of existing technology acquired in our acquisition of ConnectInc.com. As a result of the sale of the ConnectInc.com product, MarketMaker, this cost will not recur.

        Services. Cost of services revenue decreased 73% to $1.4 million in the first fiscal quarter of 2002 from $5.1 million in the same quarter of fiscal 2001. Cost of services revenue as a percentage of total net revenue was 60% in the first fiscal quarter of 2002 and 47% in the same quarter of fiscal 2001. The decrease in cost of services revenue in absolute dollars in fiscal 2002 is primarily due to lower costs associated with decreased personnel and subcontractor expenses in our services organization. Services experienced a negative gross margin in the first fiscal quarter of 2002 due to expenses for investments in services infrastructure, as well as continuing costs incurred due to starting up our services organization in Japan. As part of our restructuring plan, we have significantly reduced the size and cost of our services organization. The decrease in cost of services revenue in absolute dollars is primarily due to costs associated with decreased personnel in our services organization.

OPERATING EXPENSES

        Sales and Marketing. Sales and marketing expenses decreased 51% to $3.6 million in the first fiscal quarter of 2002 from $7.2 million in the same quarter of fiscal 2001. Sales and marketing expenses decreased in absolute dollars in fiscal 2002 primarily due to decreased personnel-related costs as well as decreased advertising and other marketing activities. Sales and marketing expenses may decline in absolute dollars as a result of our restructuring and reductions in work force.

        Research and Development. Research and development expenses decreased 51% to $2.6 million in the first fiscal quarter of 2002 from $5.4 million in the same quarter of fiscal 2001. Research and development expenses decreased in absolute dollars in the first fiscal quarter of 2002 as a result of a decrease in the number of engineering and product development personnel and consultants. We believe that continued investment in new product development is central to achieving our strategic objectives. However, research and development expenses may decline in absolute dollars as a result of our restructuring and reductions in workforce.

        General and Administrative. General and administrative expenses increased 59% to $2.4 million in first fiscal quarter of 2002 from $1.5 million in fiscal 2001. General and administrative expenses increased in absolute dollars in fiscal 2002 due to the cancellation of employee and executive loans and increased costs for professional services.


        Amortization of Intangibles. There was no expense for amortization of intangibles in the first fiscal quarter of 2002. This represented a decrease from $7.5 million in the same fiscal quarter of 2001. The expenses for amortization of purchased technology in fiscal 2001 was principally due to the amortization of existing technology acquired in our acquisition of ConnectInc.com. As a result of the sale of the ConnectInc.com product, MarketMaker, this cost will not recur.

RESTRUCTURING AND OTHER ACTIVITIES

        In January, 2001, we announced a strategic restructuring plan, designed to reduce operating expenses. In connection with the restructuring, we reduced our workforce by 36 employees, and significantly reduced our use of outside contract labor. We also made provisions for reductions in office space and the disposal of related assets.

        The total amount of the restructuring charge was $1.4 million and is expected to be completed by September 2001, with the exception of facilities-related charges. The restructuring charge is comprised of $590,000 in employee-related expenses for employee terminations, $749,000 of estimated expenses for facilities-related charges, and $24,000 for the disposal of certain excess capital equipment. Of these amounts, $1.3 million were cash-related charges, and $24,000 were non-cash charges.

        As of June 30, 2001, we had incurred costs totaling $875,000 related to the restructuring, which required $851,000 in cash expenditures. The remaining reserve related to this restructuring was approximately $444,000, which is included in accrued liabilities and relates primarily to facilities charges.

        In April, 2001, we undertook further restructuring designed to reduce operating expenses. In connection with this restructuring, we reduced our workforce by 77 employees. All employees were notified of their terminations during the first quarter. All areas of the company were affected by the personnel reduction.

        The total amount of the restructuring charge was $753,000 and is expected to be completed by December 2001. The restructuring charge is comprised entirely of employee-related expenses for employee terminations and are all cash-related charges.

        As of June 30, 2001, we had incurred costs totaling approximately $644,000 related to the restructuring, all of which were cash-related. The remaining reserve for this restructuring was approximately $109,000, which is included in accrued liabilities.

        The following table lists the components of the January and April 2001 restructuring charges for the three months ended June 30, 2001 (in thousands):

                                               Excess
                                 Employee   Facilities and
                                  Costs       Equipment       Total
                                  -----       ---------       -----
Balance at March 31,
2001 .....................        $ 217         $ 588         $ 805
Adjustment to
reserve ..................          (37)           (6)          (43)
Reserve established, April
restructuring ............          753            --           753
Cash paid ................         (777)         (185)         (962)
                                  -----         -----         -----
Balance at June, 30, 2001         $ 156         $ 397         $ 553
                                  =====         =====         =====


INTEREST AND OTHER INCOME, NET

        Interest and other income, net was $130,000 in the first fiscal quarter of 2002, down from $1.1 million in the same quarter of fiscal 2001. The decrease in fiscal 2002 is primarily due to lower cash and cash equivalents balances.

INCOME TAXES

        We have incurred operating losses for all periods from inception through June 30, 2001, and therefore have not recorded a provision for federal or state income taxes. However, we have generated revenues and established sales subsidiaries in foreign locales. Accordingly, we have recorded a provision for income taxes of $145,000 for the first fiscal quarter of 2002, representing the estimate of taxes due on revenues generated in our foreign locations. The provision as a percentage of total net revenue was 6%.

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

        As of June 30, 2001, we had $5.4 million of cash and cash equivalents and $16.2 million of short-term investments, including 1.6 million shares of Digital River common stock valued at approximately $7.3 million, compared with $8.4 million of cash and cash equivalents and $24.4 million of short-term investments as of March 31, 2001, including $7.8 million of Digital River common stock.

        Cash used in operating activities was $10.4 million for the first fiscal quarter of 2002, primarily from net losses, net of non-cash expenses including depreciation, amortization and forgiveness of stockholder notes receivable and a decrease in accrued liabilities, offset by a decrease in accounts receivable. Cash used in operating activities was $11.4 million for first quarter of fiscal 2001, primarily from net losses, net of non-cash expenses including depreciation, amortization and stock compensation, and increases in our accounts receivable and other current assets, and decreases in accounts payable and accrued liabilities.

        Net cash provided by investing activities was $7.6 million for first fiscal quarter of 2002, primarily related to sales and maturities of investments. Net cash used in investing activities of $10.4 million for the first fiscal quarter of 2001, related primarily to the purchase of investments and, to a lesser extent, purchases of computer equipment and software.

        Financing activities used $298,000 in first fiscal quarter of 2002 and primarily related to payments on debt and leases. Net cash provided by financing activities of $2.7 million for the first fiscal quarter of 2001 consisted primarily of net proceeds from sales of our common stock through the exercise of stock options, offset by payments on debt and leases. We have used debt and leases to partially finance our operations and capital purchases.

        At June 30, 2001, we had $1.5 million in current debt as well as a small amount in current and non-current lease obligations. Our debt and lease obligations include a bank loan that is secured by the equipment financed by the bank and with other assets including intellectual property. Our ability to borrow under the bank loan expired on June 30, 2000. The bank loan bears interest at the bank's prime rate plus .50% and principal; payments are due between June 2001 and February 2003. We also have capital leases for the lease of computer and office equipment due through January 2003 and one note payable to an equipment financing company that bears interest at 7% per annum, which was paid in full in October 2000. We issued a warrant to the bank to purchase 5,263 shares of our common stock at $9.50 per share in September 1999.

        The terms of our bank loan require us to meet certain monthly and quarterly financial tests, including minimum operating results and certain liquidity, leverage and debt service ratios. All earlier agreements that we had with this bank are now subject to these same covenants. At June 30, 2001 we were not in compliance with the financial covenants concerning our quick ratio, minimum tangible net worth and profitability due to larger than expected net operating losses. We have asked the bank for a waiver with respect to our non-compliance with these financial tests. We have provided the bank with $500,000 of additional cash to secure the loan. The bank currently holds restricted cash in the amount of $1,250,000 to secure our obligations under this loan agreement. As a result of our default of these covenants, without a waiver, the bank has the right to accelerate payment of all amounts outstanding under the commitment on demand, including outstanding interest and any penalties. Accordingly, we have classified the outstanding balance under the commitment as a current liability. If we are successful in obtaining this waiver, then the appropriate portion of these notes will be reclassified as long-term liabilities.

        As part of our July restructuring activities we have made preliminary commitments to our current employees in regards to retention incentives. We are still finalizing this program but expect that these commitments would total approximately $2 million if all of the current employees remain with the company through January 2002. This retention commitment would be payable in cash.

        Our capital requirements over the next twelve months will depend on many factors, including our ability to achieve anticipated revenues and further reduce operating expenses. To reduce our expenditures, we recently restructured in several areas, including reduced staffing, expense management and curtailed capital spending. For example, in the six months ended June 30, 2001, we reduced our workforce by approximately 55% in order to reduce costs. However, as these actions will not be sufficient for us to obtain a positive cash flow, we further reduced our expenditures and operating costs, including further workforce significant reductions in July 2001. We do not expect to employ more than 55 to 65 people, and possibly significantly less, by the end of 2001. We expect operating losses and negative cash flows from operations to continue for the foreseeable future. Our auditors have included a paragraph in their report related to our consolidated financial statements for the most recent fiscal year indicating that substantial doubt exists as to our ability to continue as a going concern. We are uncertain as to whether our cash balance, collections on accounts receivable and funding from projected operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next 9 months, and believe it necessary for us to achieve expected revenues and substantially reduce expenditures. If we are unable to substantially increase revenues, reduce expenditures and collect upon accounts receivable, or if we incur unexpected expenditures, or are unable to liquidate our holdings in Digital River common stock on a timely basis at an acceptable price, then we will need to reduce expenses further through further work force reductions and other cost cutting measures, and raise additional funds in order to continue as a going concern. Especially in light of our declining stock price and the extreme volatility in the technology capital markets, additional funding may not be available on favorable terms or at all. If additional funding is not available when needed, we may be unable to continue as a going concern and achieve our intended business objectives. Additional financing may not be available on favorable terms or at all. Failure to raise additional capital if needed could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

        If we seek to raise additional funds, we may not be able to obtain funds on terms which are favorable or otherwise acceptable to us. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. Furthermore, these securities may have rights, preferences or privileges senior to our common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on their financial statements.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company believes that the adoption of SFAS 142 will not have a significant impact on their financial statements.

                FACTORS THAT COULD AFFECT OUR FUTURE PERFORMANCE

Our future performance is subject to a variety of risks. If any of the following risks actually occur, our business could be harmed and the trading price of our common stock could decline. You should also refer to the other information contained in this report, including our financial statements and the related notes.

WE HAVE A HISTORY OF LOSSES, OUR REVENUES REACHED A HIGH OF $11.3 MILLION IN THE QUARTER ENDED MARCH 31,2000, AND HAVE DECLINED IN EVERY QUARTER SINCE THAT DATE, AND WE MAY BE UNABLE TO ACHIEVE REVENUES TO MATCH EXPENSES IN ORDER TO ACHIEVE OR MAINTAIN PROFITABILITY OR POSITIVE CASH FLOWS.

        Since inception, we have funded our business primarily through selling our stock, not from cash generated by our business. We have incurred quarterly and annual losses in each of the six years since we were formed, and we expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. We incurred net losses of $8.5 million for the three months ended June 30, 2001 and $141.3 million for the twelve months ended March 31, 2001, as well as $27.8 million, $15.3 million and $5.5 for the fiscal years ended March 31, 2000, 1999 and 1998, respectively. As of June 30, 2001, we had an accumulated deficit of $207.3 million. Moreover, our revenues reached a high of $11.3 million in the quarter ended March 31, 2000 and have declined in every quarter since that date. If our revenues continue to decline and we are unable to significantly reduce our expenses, our business may be seriously harmed. This has caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Our growth has been from a limited base of customers, and we may not be able to increase revenues sufficiently to keep pace with our expenditures. Although we are exploring strategic alternatives, including reductions in our workforce, other reductions in operating expenses, and changes to our sales and marketing strategy, we expect to continue to experience losses and negative cash flows in the near term. If we are unable to increase revenue, we cannot be certain that we can reach profitability or positive cash flows on a quarterly or annual basis in the future. If we are unable to generate sufficient revenues to achieve positive cash flows, we may require additional financing. We cannot be sure that additional financing will be available on acceptable terms, if at all. With the decline in our stock price, any such financing is likely to be dilutive to existing stockholders. If we are unable to raise additional capital when we need it, we may be unable to continue as a viable company. Our auditors have included a paragraph in their report indicating that substantial doubt exists as to our ability to continue as a going concern.

WE MAY NEED ADDITIONAL CAPITAL WHICH MAY NOT BE AVAILABLE, AND WHICH WOULD DILUTE EXISTING STOCKHOLDERS.

        Our capital requirements over the next twelve months will depend on many factors, including our ability to achieve anticipated revenues and further reduce operating expenses. To reduce our expenditures, we recently restructured in several areas, including reduced staffing, expense management and curtailed capital spending. For example, in the six months ended June 30, 2001, we reduced our workforce by approximately 55% in order to reduce costs. However, as these actions will not be sufficient for us to obtain a positive cash flow, we plan to further reduce our expenditures and operating costs, including significant workforce reductions in July. We expect operating losses and negative cash flows from operations to continue for the foreseeable future. Our auditors have included a paragraph in their report indicating that substantial doubt exists as to our ability to continue as a going concern. We are uncertain as to whether our cash balance, collections on accounts receivable and funding from projected operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next 9 months, and believe it necessary for us to achieve expected revenues and substantially reduce expenditures. If we are unable to substantially increase revenues, reduce expenditures and collect upon accounts receivable, or if we incur unexpected expenditures, or are unable to liquidate our holdings in Digital River common stock on a timely basis and at an acceptable price, then we will need to reduce expenses further through further work force reductions and other cost cutting measures, and raise additional funds in order to continue as a going concern. Especially in light of our declining stock price and the extreme volatility in the technology capital markets, additional funding may not be available on favorable terms or at all. If additional funding is not available on acceptable terms when needed, we may be unable to continue as a going concern and achieve our intended business objectives.

WE ARE NO LONGER LISTED ON THE NASDAQ NATIONAL MARKET.

        In July 2001 we were delisted from the Nasdaq National Market. Our common stock is quoted on the Nasdaq Over-the-Counter (OTC) bulletin board quotation service. This may reduce the market and liquidity of our shares and consequently the ability of our stockholders to purchase and sell our shares in an orderly manner or at all. Furthermore, our delisting from the Nasdaq National Market could damage our general business reputation and thus could harm our financial condition and operating results.

OUR QUARTERLY RESULTS FLUCTUATE SIGNIFICANTLY, ARE SUBJECT TO SEASONALITY AND MAY FALL SHORT OF ANTICIPATED LEVELS, WHICH MAY CAUSE VOLATILITY OR A DECLINE IN THE PRICE OF OUR COMMON STOCK.

        Our quarterly operating results have varied significantly in the past and we expect that they will continue to vary significantly from quarter to quarter in the future. As our revenues have declined, our dependence on limited numbers of customers per quarter has increased, which has further added to the volatility of our quarterly revenues. We expect to continue to incur general and administrative, sales and marketing and research and development expenses, and, as a result, we will need to generate significant revenue to achieve and maintain profitability. Many of our expenses are relatively fixed in the short term, and are based in part on our expectations regarding future revenue levels. As a result, if total revenues for a particular quarter are below expectations, we might not be able to reduce operating expenses for that quarter, and a revenue shortfall could have a disproportionate effect on our expected operating results for that quarter as well as for the fiscal year.

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

        We are in breach of certain financial covenants contained in credit agreements in the principal amount of approximately $1.5 million with our bank and are negotiating with the bank to secure waivers from the bank with respect to these breaches. Should the bank be unwilling to grant waivers, we could default on the loans, triggering remedies in favor of the bank. The bank could require additional cash or other security to secure the loan, or could declare loan immediately due and payable and foreclose on the assets currently securing the loan, including restricted cash and intellectual property. If the bank were to demand immediate payment of the loan amounts, the cash outlays for such purposes would not be available for other general corporate purposes. Consequently, our available cash, financial condition, operating results and business reputation could be materially and adversely affected. Our inability to comply with these financial covenants may preclude us from engaging in other financial transactions beneficial to the company, which could materially limit our ability to grow our business or to enter into certain strategic transactions designed to maximize stockholder value.

WE MAY BE UNABLE TO HIRE AND RETAIN THE SKILLED PERSONNEL NECESSARY TO DEVELOP OUR ENGINEERING, PROFESSIONAL SERVICES AND SUPPORT CAPABILITIES IN ORDER TO CONTINUE TO GROW OUR BUSINESS.

        Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. During the fourth quarter of 2001 and in the first half of 2002, we experienced significant personnel changes at the senior management level, including the hiring or promotion of a new Chief Executive Officer, interim Chief Financial Officer, Vice President of Worldwide Sales, and Vice President of Marketing. Although the Board has entered into an agreement with Regent Pacific Management Corporation to provide personnel to fill some of these and other senior management positions, the agreement is due to expire in August of 2003 and may be canceled at any time after February 2002. If the agreement with Regent Pacific were canceled or not renewed, the loss of the Regent Pacific personnel could have a material adverse effect on our operations, especially during any transition phase to new management after the cancellation or non-renewal. Similarly, if any adverse change in our relationship with Regent Pacific occurs, it could hinder management's ability to direct our business and materially and adversely affect our business, financial condition and results of operations. In addition, the loss of the services of any other key management personnel, or key sales personnel and engineers, could materially adversely affect our business, financial condition and results of operations.

        In addition, during the second quarter of 2002, we reduced our workforce by approximately 55%. Our success depends to a large extent on the retention of and continued contributions from our remaining employees. If we are not able to attract and retain the necessary personnel, we will not be able to operate and grow our business. Recruiting qualified personnel in our industry is intensely competitive and time-consuming. We believe that we will continue to experience difficulty in recruiting and retaining qualified personnel in the future.

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

        Our financial success depends to a large degree on the ability of our direct sales force to develop customer relationships and increase sales to a level that will allow us to reach and maintain profitability. Our ability to increase our sales will depend on our ability to train and retain top quality sales people who are able to target prospective customers' senior management, and who can productively and efficiently generate and service large accounts. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Turnover among our sales staff has been significant and a number of our employees have left or been terminated. For example, our Vice President of Worldwide Sales, who joined us in June of 2000, resigned his position in January of 2001. We expect to lose additional employees in the future. As part of our recent restructuring, we terminated a significant number of sales and marketing employees, and made further significant reductions in our sales and marketing organization in July 2001. If we are able to support an increase in our sales and marketing staff in the future, hiring qualified sales and marketing personnel is very competitive. Furthermore, it may take a new salesperson a number of months before he or she becomes a productive member of our sales force. In the event we are unable to recruit and retain effective sales personnel, we will be unable to generate significant revenue and our operating results will be materially reduced.

OUR WORKFORCE REDUCTIONS AND FINANCIAL PERFORMANCE MAY ADVERSELY AFFECT THE MORALE AND PERFORMANCE OF OUR PERSONNEL AND OUR ABILITY TO HIRE NEW PERSONNEL.

        In connection with our effort to streamline operations, reduce costs and bring our staffing and structure in line with industry standards, we recently restructured our organization with reductions in our workforce. From September 30, 1997 to December 31, 2000, we expanded from 85 to 360 employees. We then reduced our workforce by 36 full-time positions and 54 consultant positions in January 2001, by 77 full-time positions in April 2001 and by 80 full-time positions in July 2001. We do not expect to employ more than 55 to 60 people, and possibly much less, by September 2001. We have incurred costs of $3.4 million associated with the workforce reduction related to severance and other employee-related costs, and may to incur further costs. Our restructuring may also yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee morale and decreased performance. In addition, the recent trading levels of our common stock have decreased the value of our stock options granted to employees pursuant to our stock option plans. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive as having less volatile stock prices. Continuity of personnel can be an important factor in the successful completion of our development projects, and ongoing turnover in our research and development personnel could materially and adversely impact our development and marketing efforts. We believe that hiring and retaining qualified individuals at all levels is essential to our success, and there can be no assurance that we will be successful in attracting and retaining the necessary personnel.

WE HAVE APPOINTED A NEW CHIEF EXECUTIVE OFFICER AND AN INTERIM CHIEF FINANCIAL OFFICER AND REPLACED MANY OF OUR OTHER SENIOR OFFICERS, AND THE INTEGRATION OF THESE OFFICERS MAY INTERFERE WITH OUR OPERATIONS.

        We have lost or replaced most of our executive team in the last several months. In July 2001, we retained Regent Pacific Management Corporation to assume operating management of the company. In connection with this action we appointed a new chief executive officer and a new member of the board of directors, both of whom are affiliated with Regent Pacific. In addition, we previously replaced our chief financial officer with a new interim chief financial officer, who joined Calico in March 2001, and we may need to recruit and train a permanent chief financial officer. No individuals who were serving as executive officers prior to March 31, 2001 remain with us beyond serving as consultants. We may need to selectively hire senior managers, or promote current employees to management positions. The transition of these employees into new duties and the loss of senior management has resulted and will continue to result in disruption to our ongoing operations and these transitions may materially harm the way that the market perceives our company and the price of our common stock. Our ability to operate our business depends upon our ability to integrate qualified and experienced management personnel, in addition to training and supervising current employees who are entrusted with a greater degree of responsibility and duties. Failure to effectively manage this period of business transition could result in loss of sales, delays in new product development and diversion of remaining management resources.

WE MAY EXPERIENCE INCREASING DIFFICULTY COLLECTING AMOUNTS DUE FROM OUR
CUSTOMERS.

        With the recent economic slow down and the down turn in the market for products and services offered by our customers, many of these potential customers are forecasting that their revenue for the foreseeable future will be lower than anticipated, and some customers have experienced or are likely to experience serious cash flow problems and even bankruptcy. Economic conditions affecting our customers could cause customers to become unable or unwilling to pay us in a timely manner, or at all, for products and services that we have provided them, and we may continue to experience delays in our collection efforts. Although we have established reserves that we believe are sufficient to cover losses due to bad debts, there can be no assurance that such reserves will be sufficient to cover such losses. If losses due to delays or inability to pay are greater than our reserves, it could harm our business, operating results and financial condition.

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

        We derive a significant portion of our revenue in each quarter from a limited number of customers. For the three months ended June 30, 2001, one customer accounted for 11% of total revenue. For the twelve months ended March 31, 2001, no single customer accounted for 10% or more of total revenue, however, 12 customers accounted for over 50% of our total revenues, and 30 customers accounted for over 80% of our total revenues. We expect that a limited number of customers will continue to account for a substantial portion of our revenue for the foreseeable future, and that this trend is likely to increase in the near term. As a result, if we lose a major customer, if a contract is delayed, cancelled or deferred or if an anticipated sale is not made, our revenue would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue, particularly license revenue, in any future period.

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

        We anticipate that services revenue will continue to represent a portion of total net revenue as we continue to provide consulting and training services that complement our products. Although services revenue is important to our business, services revenue has lower gross margins than license revenue. As a result, a continued increase in the percentage of total net revenue represented by services revenue or an unexpected decrease in license revenue could have a detrimental impact on our overall gross margins and our operating results.

WE NEED TO ESTABLISH AND MAINTAIN KEY MARKETING ALLIANCES TO COMPLEMENT OUR DIRECT SALES FORCE IN ORDER TO GROW SALES. HOWEVER FEW POTENTIAL PARTNERS HAVE FOCUSED ON OUR SOFTWARE MARKET AND WE HAVE ONLY ENTERED INTO A SMALL NUMBER OF KEY ALLIANCES.

        In order to increase geographic sales coverage and to address new markets and customer segments, we must complement our direct sales force with strategic marketing alliances. However, few potential partner organizations have focused on the type of packaged electronic commerce applications that we offer, and we have only established a limited number of such key alliances. To date, we have not generated much revenue from these alliances and we are not actively engaged in any joint marketing initiatives with any of these alliances. If we fail to maintain and increase the effectiveness of our existing relationships or fail to establish new key alliances, we may not be able to expand our sales.

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

OUR RESULTS OF OPERATIONS WILL BE HARMED BY CHARGES ASSOCIATED WITH OUR PAYMENT OF STOCK-BASED COMPENSATION AND CHARGES ASSOCIATED WITH OTHER SECURITIES ISSUANCES BY US.

        We have in the past and expect in the future to incur a significant amount of amortization of charges related to securities issuances in future periods, which will negatively affect our operating results. Since inception we have recorded $4 million in net deferred compensation charges. During the year ended March 31, 2001, we amortized $218,000 of such charges. We may incur additional charges in the future in connection with grants of stock-based compensation at less than fair value.

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

IF WE DO NOT SUCCESSFULLY ADDRESS THE RISKS INHERENT IN OUR INTERNATIONAL OPERATIONS, OUR BUSINESS COULD SUFFER.

        In the quarter ended June 30, 2001, we continued to pursue international sales of our products. We derived approximately 53% of our revenue from international sales in the quarter ended June 30, 2001. Although we intend to continue to operate in international markets and spend financial and managerial resources to do so, we have recently reduced our international operations and intend to focus primarily on our domestic operations. However, if revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business, financial condition and operating results will suffer. We have limited experience in international operations and may not be able to compete effectively. We face certain risks inherent in conducting business internationally, including:

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

        The trading price of our common stock has fluctuated widely in the past and is expected to continue to do so in the future, as a result of a number of factors, many of which are outside our control. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, particularly Internet-related companies, and that have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations has adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Current pending securities class action litigation could result in substantial costs and a diversion of our management's attention and resources. Our common stock reached a high of $31.00 during the year ended March 31, 2001 and traded as low as $0.125 through June 30, 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     We develop products in the United States and market our products in North America, Europe and Asia. We derive an increasing and material portion of our revenue from sales in Europe and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because nearly all of our revenue is currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we do not believe that we have a material risk exposure. Because some of our debt arrangements are based on variable rates of interest, our interest expense is sensitive to changes in the general level of U.S. interest rates. Since these obligations represent a small percentage of our total capitalization, we believe that there is not a material risk exposure.

     We have also invested in a small number of privately held companies, almost all of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Beginning in March, 2001, a number of complaints were filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of our common stock between the date of our initial public offering and the end of June, 2000. The complaints name as defendants Calico and certain of its current and former directors and officers, and several underwriters of our initial public offering. Plaintiffs allege, among other things, that our prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission was materially false and misleading because it failed to disclose that the investment banks which underwrote Calico's initial public offering of securities, and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of our securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of our common stock after the initial public offering. The plaintiffs attempt to state claims for violation of Sections 11, 12 and 15 of the Securities Act of 1933, and under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated by the Securities Exchange Commission. On June 12, 2001, Judge Shira A. Scheindlin, United States District Judge for the Southern District of New York, ordered that: (a) all of the class action complaints be consolidated, (b) Cynthia Yuen Lai Hui, Marshall Hui and Paul Statham be appointed to serve as lead plaintiffs pursuant to the Private Securities Litigation Reform Act ("PSLRA"), and (c) the law firms of Bernstein Liebhard & Lifschitz LLP of New York and Schiffrin & Barroway of Bala Cynwood Pennsylvania be appointed and serve as lead counsel for plaintiffs pursuant to the PSLRA. Calico and the other defendants will be required to respond to a consolidated amended complaint at the end of August, 2001. While management intends to defend the actions vigorously, the litigation is in the preliminary stage, and we cannot predict the outcome with certainty. We may incur substantial legal fees and expenses, and the litigation may divert the attention of some of our key management. Our defense of this litigation, regardless of its outcome, may be costly and time-consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages to the plaintiffs, which could harm our business.

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

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

NUMBER                              DESCRIPTION

  10.15 Separation Agreement and Release by and between Alan P. Naumann and Calico Commerce, Inc., dated July 16, 2001.

  10.16 Independent Contractor Agreement by and between Alan P. Naumann and Calico Commerce, Inc., dated July 16, 2001

  10.17 Retainer Agreement by and between Regent Pacific Management Corporation and Calico Commerce, Inc., dated July 13, 2001.

(b) Reports on Form 8-K

        Report on 8-K dated April 4, 2001 reporting the sale of certain of Calico's assets related to Calico's MarketMaker product to Digital River, Inc.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   August 14, 2001                     /s/ Leslie E. Wright
        --------------------                ------------------------------------
                                            Leslie E. Wright
                                            Chief Financial Officer (Interim)
                                            (Principal Financial and
                                            Accounting Officer)

                                 EXHIBIT INDEX


NUMBER                              DESCRIPTION
------                              -----------
  10.15   Separation Agreement and Release by and between Alan P. Naumann and
          Calico Commerce, Inc., dated July 16, 2001.

  10.16   Independent Contractor Agreement by and between Alan P. Naumann and
          Calico Commerce, Inc., dated July 16, 2001

  10.17   Retainer Agreement by and between Regent Pacific Management
          Corporation and Calico Commerce, Inc., dated July 13, 2001.