Form 10-Q
period 2001-09-30
CALICO COMMERCE INC/
filed 2001-11-14
CIK 1081154

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2001

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-27431

                              CALICO COMMERCE, INC.

                                ----------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                               77-0373344
-------------------------------                           ----------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)


333 WEST SAN CARLOS, SAN JOSE, CALIFORNIA                               95110
-----------------------------------------                             ----------
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

                               (1) YES [X] NO [ ]

                               (2) YES [X] NO [ ]

AS OF OCTOBER 31, 2001 THERE WERE 35,314,578 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.


================================================================================

                     CALICO COMMERCE, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                                PAGE NO.
                                                                                                --------
 PART I   FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 2001 AND MARCH 31, 2001..........     3

          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - THREE AND SIX MONTHS ENDED
          SEPTEMBER 30, 2001 AND 2000...........................................................     4

          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - THREE AND SIX MONTHS ENDED
          SEPTEMBER 30, 2001 AND 2000...........................................................     5

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..................................     6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS.........................................................................    13

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................    34

 PART II  OTHER INFORMATION.....................................................................    36

 ITEM 1.  LEGAL PROCEEDINGS.....................................................................    36

 ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................    36

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.......................................................    36

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................    36

 ITEM 5.  OTHER INFORMATION.....................................................................    37

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................................    37

                              CALICO COMMERCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    September 30,      March 31,
                                                        2001             2001
                                                    ------------      ---------
ASSETS
Current assets:
    Cash and cash equivalents ..................      $   3,365       $   8,354
    Restricted cash ............................            200             400
    Short-term investments .....................         15,596          24,411
    Accounts receivable, net ...................            956           2,582
    Other current assets .......................          1,594           2,449
                                                      ---------       ---------
        Total current assets ...................         21,711          38,196
Long-term investments ..........................            550             250
Restricted cash ................................          1,658           1,450
Property and equipment, net ....................          1,899           4,644
Intangibles and other assets, net ..............            191             190
                                                      ---------       ---------
                                                      $  26,009       $  44,730
                                                      =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ...........................      $     689       $   1,823
    Accrued liabilities ........................          4,249          11,187
    Deferred revenue ...........................          1,857           2,031
    Current portion of notes payable ...........          1,274           1,826
    Current portion of capital lease obligations            112             104
                                                      ---------       ---------
        Total current liabilities ..............          8,181          16,971

Notes payable, non-current .....................             --               3
Capital lease obligations, non-current .........             --              29
Other liabilities ..............................            372             396
                                                      ---------       ---------
                                                          8,553          17,399
                                                      ---------       ---------
Commitments and contingencies  (Note 8)

Stockholders' equity:
    Preferred stock ............................             --              --
    Common stock ...............................             35              35
    Additional paid-in capital .................        226,769         226,786
    Notes receivable from stockholders .........             --            (617)
    Unearned compensation ......................             --              (7)
    Other comprehensive income/(loss) ..........          4,241             (58)
    Accumulated deficit ........................       (213,589)       (198,808)
                                                      ---------       ---------
        Total stockholders' equity .............         17,456          27,331
                                                      ---------       ---------
Total liabilities and stockholders' equity .....      $  26,009       $  44,730
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

                              CALICO COMMERCE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                          AND OTHER COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                              Three Months Ended            Six Months Ended
                                                                                September 30,                 September 30,
                                                                           -----------------------       -----------------------
                                                                             2001           2000           2001           2000
                                                                           --------       --------       --------       --------
Net revenue:
License .............................................................      $    555       $  3,461       $  1,673       $  8,487
Services ............................................................           816          4,711          1,958         10,400
                                                                           --------       --------       --------       --------
        Total net revenue ...........................................         1,371          8,172          3,631         18,887
                                                                           --------       --------       --------       --------
Cost of net revenue:
    License .........................................................            66            275            190            632
    Amortization of purchased technology ............................            --            483             --            980
    Services (including stock-based compensation of $0, $23, $0 and
     $52, respectively) .............................................           533          5,811          1,889         10,870
                                                                           --------       --------       --------       --------
        Total cost of net revenue ...................................           599          6,569          2,079         12,482
                                                                           --------       --------       --------       --------
Gross profit ........................................................           772          1,603          1,552          6,405
                                                                           --------       --------       --------       --------
Operating expenses:
    Sales and marketing (including stock-based compensation of $0,
     $109, $0 and $233, respectively) ...............................         1,312         10,020          4,875         17,246
    Research and development (including  stock-based compensation of
     $0, $56, $0 and $129, respectively) ............................         1,487          5,723          4,110         11,107
    General and administrative (including stock-based compensation of
     $0, $38, $7 and $91, respectively) .............................         1,940          1,824          4,334          3,330
    Amortization of intangibles .....................................            --          7,481             --         14,962
    Impairment and loss on disposal of long-lived assets ............         1,608             --          1,608             --
    Restructuring and other activities ..............................         1,026             --          1,736             --
                                                                           --------       --------       --------       --------
        Total operating expenses ....................................         7,373         25,048         16,663         46,645
                                                                           --------       --------       --------       --------
Loss from operations ................................................        (6,601)       (23,445)       (15,111)       (40,240)

Interest and other income, net ......................................           195            947            325          2,058
                                                                           --------       --------       --------       --------
Loss before taxes ...................................................        (6,406)       (22,498)       (14,786)       (38,182)
Benefit for income taxes ............................................          (150)            --             (5)            --
                                                                           --------       --------       --------       --------
Net loss ............................................................      $ (6,256)      $(22,498)      $(14,781)      $(38,182)
Other comprehensive income/(loss):
    Unrealized gain/(loss) on investments ...........................         4,809             74          4,300            (28)
    Reclassification adjustment for gains included in
      net loss ......................................................            --             --            (11)           179

    Foreign currency translation adjustments ........................           (13)            (2)            10              1
                                                                           --------       --------       --------       --------
Comprehensive loss ..................................................      $ (1,460)      $(22,426)      $(10,482)      $(38,030)
                                                                           --------       --------       --------       --------
Net loss per share:
Basic and diluted ...................................................      $  (0.18)      $  (0.65)      $  (0.42)      $  (1.12)
                                                                           --------       --------       --------       --------
Weighted average shares .............................................        35,154         34,400         35,116         34,200
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

                              CALICO COMMERCE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    Six Months Ended
                                                                                      September 30,
                                                                                 -----------------------
                                                                                    2001           2000
                                                                                 --------       --------
Cash flows from operating activities:
   Net loss ...............................................................      $(14,781)      $(38,182)

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ..........................................         1,120         17,116
   Amortization of unearned compensation ..................................             7            505
   Warrants to customers ..................................................            --             27
   Loss/(gain) on disposal of assets ......................................           753           (130)
   Impairment of long-lived assets ........................................           985             --
   Forgiveness of stockholder notes receivable ............................           591             --
Changes in assets and liabilities:
   Accounts receivable ....................................................         1,626          3,364
   Other current assets ...................................................           855           (154)
   Accounts payable .......................................................        (1,134)        (1,883)
   Accrued liabilities ....................................................        (6,920)           642
   Deferred revenue .......................................................          (198)        (1,309)
   Other liabilities ......................................................            34            (11)
                                                                                 --------       --------
      Net cash used in operating activities ...............................       (17,062)       (20,015)
                                                                                 --------       --------
Cash flows from investing activities:
   Purchases of property and equipment ....................................          (221)        (2,576)
   Proceeds from sale of property and equipment ...........................            83             --
   Purchases of investments ...............................................        (4,800)       (21,907)
   Reclass of restricted cash to cash equivalents .........................           200             --
   Maturity of investments ................................................        17,905         25,475
   Acquisition, net of cash acquired ......................................            --             46
                                                                                 --------       --------
      Net cash provided by investing activities ...........................        13,167          1,038
                                                                                 --------       --------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of issuance costs ..........            19          2,965
   Common stock repurchases ...............................................           (19)          (175)
   Proceeds from repayments of stockholder notes receivable ...............            10            491
   Proceeds from issuance of notes payable ................................            --            515
   Restriction of cash for collateral of notes payable ....................          (500)            --
   Repayments of notes payable ............................................          (549)          (711)
   Principal payments under capital lease obligations .....................           (64)          (165)
                                                                                 --------       --------
      Net cash provided by (used in) financing activities .................        (1,103)         2,920
                                                                                 --------       --------
      Effect of foreign exchange on cash ..................................             9             --
Net decrease in cash and cash equivalents .................................        (4,989)       (16,057)
Cash and cash equivalents at beginning of period ..........................         8,354         25,917
                                                                                 --------       --------
Cash and cash equivalents at end of period ................................      $  3,365       $  9,860
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

     The accompanying condensed consolidated financial statements as of September 30, 2001 and for the three and six months ended September 30, 2001 and 2000 are unaudited and have been prepared on a basis consistent with the March 31, 2001 audited financial statements and include all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of these periods. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in its Form 10-K for the fiscal year ended March 31, 2001 and its Form 10-Q for the quarter ended June 30, 2001. The results of operations for the three and six months ended September 30, 2001 are not necessarily indicative of results to be expected for the entire year or any other period.

RECLASSIFICATIONS

     Amounts for stock compensation previously reported in the statements of operations for the three and six months ended September 30, 2000 have been reclassified to conform to the current presentation in the Company's statement of operations for the three and six months ended September 30, 2001. The reclassification had no effect on loss from operations as previously reported.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company believes that the adoption of SFAS 142 will not have a significant impact on its financial statements.

     In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. This Statement retains many of the fundamental provisions of SFAS 121 and expands the scope of discontinued operations to include more disposal transactions. The Company does not expect that the adoption of SFAS 144 will have a significant impact of its financial statements.

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

     The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the quarter ended September 30, 2001 the Company incurred a loss from operations of $6.6 million. For the six months ended

September 30, 2001 the Company incurred a loss from operations of $15.1 million and negative cash flows from operations of $17.1 million. As of September 30, 2001, the Company had an accumulated deficit of $213.6 million.

     The Company continues to face significant risks associated with successful execution of its business strategy. These risks include, but are not limited to, inability to achieve breakeven operating results, ability to maintain technology and product development, inability to obtain adequate market acceptance of products and services, general economic slowdown and changes and downturns in the marketplace, insufficient liquidity to meet expenses and capital requirements or to maintain or expand the business, competition from existing and new competitors, retention of key personnel, and pending litigation. The Company continues to implement its restructuring plans and expects to incur additional restructuring costs in future quarters.

     The Company requires significant capital to implement its strategy, to adequately address the appropriate target markets, generate sales demand for its current and planned future products and services. Cash and cash equivalents may not be sufficient to meet the needs of the ongoing business, and there is no assurance that additional capital will be available to fund the Company's capital requirements. If the Company is unable to increase revenues, obtain additional capital, or enter into other strategic relationships, the Company may be unable to fund its business. In addition, the Company's liquidity could be adversely impacted by litigation referred to in Note 8-Commitments and Contingencies, although management believes the litigation will not have a material adverse impact on working capital through the end of its fiscal year 2002.

     At September 30, 2001, the Company was not in compliance with all of the financial covenants on an installment note. The Company has classified this note payable as current and due on demand. This note was subsequently paid in full in November 2001. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. These conditions plus the foregoing circumstances raise substantial doubt about the Company's ability to continue as a going concern. To reduce its expenditures, the Company restructured in July 2001 in several areas, including reduced staffing, expense management, closure of its India operations, and curtailed capital spending. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. The condensed financial statements do not include any adjustments that may result from this uncertainty.

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

     License and services revenue on contracts involving significant implementation, customization or services which are essential to the functionality of the software is recognized over the period of each engagement, primarily using the percentage-of-completion method. Labor hours incurred is generally used as the measure of progress towards completion. Revenue for these arrangements is classified as license revenue and services revenue based upon the Company's estimates of fair value for each element. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated.

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

NOTE 4: NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                        THREE MONTHS                   SIX MONTHS
                                                                     ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                   -----------------------       -----------------------
                                                                     2001           2000           2001           2000
                                                                   --------       --------       --------       --------
Numerator:
  Net loss ..................................................      $ (6,256)      $(22,498)      $(14,781)      $(38,182)
                                                                   ========       ========       ========       ========
Denominator:
  Weighted average shares ...................................        35,328         35,100         35,327         35,000
  Weighted average unvested shares of common stock subject to
      repurchase ............................................          (174)          (700)          (211)          (800)
                                                                   --------       --------       --------       --------
  Denominator for basic and diluted calculation .............        35,154         34,400         35,116         34,200
                                                                   ========       ========       ========       ========
Net loss per share:
  Basic and diluted .........................................      $  (0.18)      $  (0.65)      $  (0.42)      $  (1.12)
                                                                   ========       ========       ========       ========


     At September 30, 2001, 8,435,525 options and warrants are excluded from the determination of diluted net loss per share as the effect of such shares is anti-dilutive.

NOTE 5: COMPREHENSIVE INCOME (LOSS)

     Comprehensive income is defined as a change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net loss and comprehensive income/(loss) for the Company arises from foreign currency translation adjustments and unrealized gains/(losses) on securities. As of September 30, 2001, accumulated other comprehensive income totaled $4.2 million.

NOTE 6: DEBT

     In September 1999, Calico entered into a commitment with a bank to issue variable rate installment notes in connection with a proposed $3.0 million equipment financing credit line expiring June 30, 2000. This commitment was finalized in October 1999. Each advance under this commitment bears interest at the bank's prime rate plus 0.5% per year, with the principal to be repaid in 36 equal monthly installments. As of September 30, 2001, four advances totaling $2.6 million had been made by the bank.

     Under the bank prime plus 0.5% notes above, the Company is required to meet certain quarterly financial tests, including minimum operating results and certain liquidity, leverage and debt service ratios. At September 30, 2001, the Company was not in compliance with all of the financial covenants, due to larger than expected net operating losses. The Company has classified these notes payable as current and due on demand.

     In March of 2001, the Company entered into an agreement with the bank which required the Company to maintain a money market cash balance of $750,000 as collateral against the installment notes payable described above. This cash balance has been classified as restricted cash at September 30, 2001. In July 2001, the Company increased the cash collateral against the installment notes payable by $500,000. In November 2001, the Company repaid the installment notes in full and the restricted cash was released.

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

     In March 2000, the Company advanced $450,000 to an employee for a home loan and received a note receivable which bears simple interest at a rate of 6.45%. The note, which is secured by all of the employee's assets including vested and unvested stock options granted to the employee and any proceeds, was due November 30, 2000. During fiscal 2001, the maturity date on this note was extended to November 30, 2001. The individual was no longer employed by the Company as of February 2001.

     In July 2001, Mr. Jim Weil replaced Mr. Alan Naumann as the Company's Chief Executive Officer and Mr. Gary Sbona was appointed to the Board of Directors. In addition, the Company entered into an agreement with Regent Pacific Management Corporation ("Regent Pacific"), a management firm of which Mr. Sbona is the Chief Executive Officer and Mr. Weil is a principal, pursuant to which Regent Pacific will provide management services to the Company, including the services of Mr. Sbona and Mr. Weil, and other Regent Pacific personnel. The agreement has a 6 month term commencing July 2001 with a minimum cash compensation to Regent Pacific of $1.3 million for that period. As of September 30, 2001 the Company had recorded approximately $500,000 of consulting expense related to this agreement.

     In September of 1999, the Company entered into an agreement with a professional services company to procure consulting services. Mr. Joel Friedman, a member of the Company's board of directors, is a director of this professional services company. Under this purchase agreement, the Company agreed to engage the professional service company to provide a minimum of $1.0 million of consulting services over the following 18 month period, ending March 2001. The services provided to the Company were priced reflecting a customary discount from the provider's standard rates. As of September 30, 2001, there was $165,000 remaining under this purchase obligation. If the Company is unable to negotiate an extension of the term, then it will be required to pay for the unused service.

NOTE 8: COMMITMENTS AND CONTINGENCIES:

     The Company leases office space and equipment under certain non-cancelable operating leases expiring through the year 2006. As part of its restructuring plan, the Company has subleased a portion of its excess space in three locations. These subleases range from terms of one to four years.

     Future minimum payments under non-cancelable operating leases at September 30, 2001 are as follows (in thousands):

                                                                            NET
                                               MINIMUM      SUBLEASE      MINIMUM
YEAR                                           RENTALS      RENTALS       RENTALS
----                                           -------      -------       -------
2002 ....................................      $ 1,407      $  (694)      $   713
2003 ....................................        2,749       (1,341)        1,408
2004 ....................................        2,569         (373)        2,196
2005 ....................................        2,543         (285)        2,258
2006 ....................................        1,102         (214)          888
                                               -------      -------       -------
     Total minimum lease obligations.....      $10,370      $(2,907)      $ 7,463
                                               =======      =======       =======


LETTER OF CREDIT

     At September 30, 2001, the Company maintained an $600,000 letter of credit to secure the lease deposit on its corporate headquarters.

PURCHASE COMMITMENTS

     In September of 1999, the Company entered into an agreement with a professional services company to procure consulting services. Mr. Joel Friedman, a member of the Company's board of directors, is a director of this professional services company. Under this purchase agreement, the Company agreed to engage the professional service company to provide a minimum of $1.0 million of consulting services over the following 18 month period, ending March 2001. The services provided to the Company were priced reflecting a customary discount from the provider's standard rates. As of September 30, 2001, there was $165,000 remaining under this purchase obligation. If the Company is unable to negotiate an extension of the term, then it will be required to pay for the unused service.

     In addition, the Company entered into an agreement with Regent Pacific Management Corporation ("Regent Pacific"), a management firm of which Mr. Sbona is the Chief Executive Officer and Mr. Weil is a principal, pursuant to which Regent Pacific will provide management services to the Company, including the services of Mr. Sbona and Mr. Weil, and other Regent Pacific personnel. The agreement has a 6 month term commencing July 2001 with a minimum cash compensation to Regent Pacific of $1.3 million for that period. As of September 30, 2001, the remaining commitment pertaining to this agreement was approximately $800,000.

EMPLOYEE RETENTION PROGRAM

     As part of its July restructuring activities, the Company has approximately $2.0 million committed for future use for an employee retention and severance program. Pursuant to the program, all employees in good standing are eligible to receive a pre-defined retention payment at January 31, 2002, or as defined in the plan. Approximately $501,000 of this commitment has been accrued on the Company's balance sheet as of September 30, 2001 and charged to operating expenses in the three months ended September 30, 2001. This retention commitment would be payable in cash.

CONTINGENCIES

SECURITIES CLASS ACTIONS

     Since March 2001, various of the Company's stockholders have filed class action lawsuits against the Company, certain current and former directors and officers and certain underwriters of the Company's initial public offering of common stock in October 1999. The complaints, which have been consolidated, alleged generally that Calico and other named defendants failed to properly disclose certain underwriting arrangements or terms in connection with the Company's initial public offering, which resulted in the manipulation of the price of the Company's common stock. The lawsuits seek an unspecified amount of damages and are based on transactions in Calico common stock generally between October 1999 and June 2000. The uncertainty associated with these substantial, unresolved lawsuits could seriously harm the Company's business and financial condition. In particular, the lawsuits could harm the Company's relationships with existing customers and its ability to obtain new customers. The continued defense of these lawsuits also could result in the diversion of resources including diversion of management's time and attention away from business operations, which could materially harm business and financial results. Negative developments with respect to the lawsuits could cause the Company's stock price to decline significantly. In addition, although Calico is unable to determine the amount, if any, that it may be required to pay in connection with the defense and resolution of these lawsuits, by settlement or otherwise, the size of any such payments could seriously harm the Company's financial condition. Because the complaints do not specify the amount of damages plaintiffs seek, Calico is unable to estimate the possible range of damages that could be awarded as a result of the lawsuits. The Company maintains Directors and Officers insurance applicable to the lawsuits, but there can be no guarantee that the proceeds of such insurance will be available for defense fees and costs, or payment of any settlement or judgment in the lawsuits. The Company has not set aside any financial reserves relating to potential damages associated with these lawsuits.

NOTE 9:  RESTRUCTURING OF OPERATIONS

     In January 2001, the Company announced a strategic restructuring plan, designed to reduce operating expenses. In connection with the restructuring, the Company reduced its workforce by 36 employees, and significantly reduced its use of outside contract labor. The Company also made provisions for reductions in office space and the disposal of related assets.

     The total amount of the restructuring charge was $1.4 million and is comprised of $590,000 in employee-related expenses for employee terminations, $749,000 of estimated expenses for facilities-related charges, and $24,000 for the disposal of certain excess capital equipment. Of these amounts, $1.3 million were cash-related charges, and $24,000 were non-cash charges.

     As of September 30, 2001, the Company had incurred costs totaling $945,000 related to the restructuring, which required $921,000 in cash expenditures. The remaining reserve related to this restructuring was approximately $374,000, which is included in accrued liabilities and relates primarily to facilities charges.

     In April 2001, the Company undertook further restructuring designed to reduce operating expenses. In connection with this restructuring, the Company reduced its workforce by 77 employees. All employees were notified of their terminations during the quarter that ended June 30, 2001. All areas of the Company were affected by the personnel reduction.

     The total amount of the restructuring charge was $753,000 and is expected to be completed by December 2001. The restructuring charge is comprised entirely of employee-related expenses for employee terminations and are all cash-related charges.

     As of September 30, 2001, the Company had incurred costs totaling approximately $720,000 related to the restructuring, all of which were cash-related. The remaining reserve for this restructuring was approximately $33,000, which is included in accrued liabilities.

     In the three months ended September 30, 2001, the Company incurred lower than anticipated costs associated with international severance and reduced its restructuring reserves by approximately $121,000.

     In July 2001, the Company announced a strategic restructuring plan, designed to further reduce operating expenses. In connection with the restructuring, the Company reduced its workforce by approximately 80 full-time positions and closed its Calico India operations. This restructuring affected headcount in all functional areas.

     The total amount of the restructuring charge was approximately $1.1 million. The restructuring charge is comprised of $985,000 in employee-related expenses for employee terminations, and $162,000 of estimated expenses for facilities-related charges, and all are cash-related charges.

     As of September 30, 2001 the Company had incurred costs totaling approximately $908,000 related to the restructuring, all of which were cash-related. The remaining reserve for this restructuring was approximately $240,000, which is included in accrued liabilities.

     The following table lists the components of the January, April and July 2001 restructuring charges for the three and six months ended September 30, 2001 (in thousands):

                                                                                          EXCESS
                                                                                        FACILITIES
                                                                           EMPLOYEE         AND
                                                                             COSTS       EQUIPMENT      TOTAL
                                                                           --------     ----------     ------
Balance at March 31, 2001.........................................           $ 217         $ 588       $  805

Adjustment to reserve.............................................             (37)           (6)         (43)
Reserve established, April restructuring..........................             753            --          753
Reserve utilized..................................................            (777)         (185)        (962)
                                                                             -----         -----       ------
Balance at June 30, 2001..........................................           $ 156         $ 397       $  553

Adjustment to reserve.............................................            (121)           --         (121)
Reserve established, July restructuring...........................             985           162        1,147
Reserve utilized..................................................            (875)          (57)        (932)
                                                                             -----         -----       ------
Balance at September 30, 2001.....................................           $ 145         $ 502       $  647
                                                                             =====         =====       ======

NOTE 10 -- IMPAIRMENT AND LOSS ON DISPOSAL OF LONG-LIVED ASSETS

     Due to the large amount of excess computer equipment and software on hand at September 30, 2001, primarily resulting from the Company's reductions in force announced in April and July 2001, an assessment of the carrying value of property and equipment was performed. All excess capital equipment (i.e. no longer in service) was reduced to its residual value based on published resale information. The carrying value of assets determined not to have any significant resale value was reduced to zero. As a result an impairment charge of $217,000 was recorded in the three months ended September 30, 2001.

     In September 2001, the Company also reevaluated the carrying value of its software. All excess software (i.e. no longer in service) was determined not to have any significant resale value and was reduced to zero. As a result an impairment charge of $650,000 was recorded in the three months ended September 30, 2001.

     In September 2001, the Company also reevaluated the carrying value of its furniture and fixtures. All excess furniture and fixtures (i.e. no longer in service) were determined not to have any significant resale value and were reduced to zero. As a result an impairment charge of $117,000 was recorded in the three months ended September 30, 2001.

     During the three months ended September 30, 2001, the Company also sold approximately $813,000 of excess furniture and fixtures and computer equipment with a net book value of approximately $349,000. The Company incurred a loss on the sale of those assets of approximately $267,000. Additionally, during the three months ended September 30, 2001 we closed our India operations, and incurred a loss on the disposal of those assets of approximately $356,000.

NOTE 11 -- SUBSEQUENT EVENTS

REPAYMENT OF NOTES

     In September 1999, Calico entered into a commitment with a bank to issue variable rate installment notes in connection with a proposed $3.0 million equipment financing credit line expiring June 30, 2000. This commitment was finalized in October 1999. Each advance above bore interest at the bank's prime rate plus 0.5% per year, with the principal to be repaid in 36 equal monthly installments. As of September 30, 2001, four advances totaling $2.6 million had been made by the bank. In March of 2001, the Company entered into an agreement with the bank which required the Company to maintain a money market cash balance of $750,000 as collateral against the installment notes payable described above. In July 2001, the Company increased the cash collateral against the installment notes payable by $500,000. This cash balance has been classified as restricted cash at September 30, 2001. In November 2001, the Company repaid the installment notes in full and the restricted cash was released.

SALES OF SHORT TERM INVESTMENTS

     On March 20, 2001, the Company sold the assets of ConnectInc.com, its wholly-owned subsidiary, consisting of Connect's MarketMaker product line, in exchange for approximately 1.6 million shares of common stock of Digital River, Inc., valued at $7.9 million on the date of sale. The agreement with Digital River includes a contingent earnout whereby the Company may receive additional shares of Digital River's common stock based upon the revenue generated by the MarketMaker product, from sales by Digital River or by the Company, over the 13 months following March 21, 2001. The Company is restricted in the number of shares of Digital River common stock that it can sell in any period. During the 180 day period following the effectiveness of the registration statement on Form S-3 that was filed by Digital River covering the shares, the Company can only sell 80% of the shares of Digital River common stock received. In addition, the Company is limited to selling no more than 175,000 shares within a consecutive five-day trading period.

     The Company commenced sales of Digital River stock on October 23, 2001. As of November 5, 2001, the Company had sold 350,000 shares of Digital River common stock for net proceeds of approximately $4.0 million.

     In accordance with the terms of the agreement, as of September 30, 2001, based upon revenue generated by the MarketMaker product, the Company received notice on October 23, 2001 from Digital River that it was eligible for issuance of approximately 60,000 additional shares of Digital River common stock in relation to the contingent earnout.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth later in this section. The following discussion should be read in conjunction with our financial statements and related notes included elsewhere in this report as well as our report on Form 10-K for the fiscal year ended March 31, 2001, and our report on Form 10-Q for the quarter ended June 30, 2001.

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

     To date we have derived substantially all of our revenue from licensing our software and the delivery of associated implementation and support services, and we have sold our products worldwide primarily through our direct sales force. The mix of products and services sold varies by customer, and follow-on sales typically reflect an expansion of the use of our products within the customer's business, rather than a migration to different products. For the three and six months ended September 30, 2001, 87% and 36%, respectively, of our license revenue was derived from sales of our products to customers located in Japan. We expect that a majority of our license revenues will continue to be generated from sales to customers in Japan, with a limited number of customers continuing to account for a substantial portion of our revenue in the foreseeable future.

     Licenses for our products are sold in different methods, such as per user, per site or per enterprise. Customer licenses are typically several hundred thousand dollars. The price of our annual maintenance contracts is based on a percentage of the related product license price and is generally paid in advance. Consulting fees for implementation and training are generally priced on a per hour basis. We change standard hourly rates based upon the nature of the services and the experience of the professionals performing the services, and such services are separately priced in contracts.

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

     Since our inception, we have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing and administrative departments. As a result, we have incurred substantial quarterly and annual losses since inception, and we expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. We incurred net losses of $6.3 million and $14.8 million for the three and six months ended September 30, 2001, respectively. We incurred net losses of $141.3 million for fiscal 2001, $27.8 million for fiscal 2000, and $15.3 million for fiscal 1999. As of September 30, 2001, we had an accumulated deficit of $213.6 million.

     In order to streamline operations, reduce costs and reduce staffing and overhead costs, we restructured our organization in the fourth quarter of fiscal 2001 and the first and second quarters of fiscal 2002. During this time our total headcount declined by approximately 300 people. As of September 30, 2001, we had approximately 60 full-time employees. We anticipate that we will make additional reductions in our workforce and additional cuts to our overhead costs. As part of our restructurings, we are reducing our facilities commitments and office space and disposing of excess capital equipment and software maintained for internal use. We recorded an operating charge of $1.0 million and $1.7 million in the three and six months ended September 30, 2001, respectively, related to the restructuring plans. We recorded restructuring charges in the quarter ended March 31, 2001 in the aggregate amount of $1.4 million, which has been incurred through September 2001, with the exception of facilities-related charges.

     We have incurred quarterly and annual losses in each of the seven years since we were formed, and we expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. We believe that our prospects must be considered in light of the risks, expenses and difficulties that we are experiencing, the general market decline, the reduced size of our workforce, the amount of our cash and cash equivalents and difficulty obtaining additional capital. Although we have recently taken steps to reduce operating expenses, we are facing increasing competition in our markets, a worsening economic outlook and declining expenditures on enterprise software products. We do not expect to achieve profitability in the next 12 months and may not ever achieve or maintain profitability, and do not expect to experience any short-term recovery in the demand for our products or to secure financing to cover our expenditures. Furthermore, cash and cash equivalents may not be sufficient to meet the needs of the ongoing business, and there is no assurance that additional capital will be available to fund our capital requirements. If we are unable to obtain additional capital, or enter into other strategic relationships, we may be unable to fund our business.

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

     - refocus research and development efforts to maximize current product efforts; and

     - redirect sales and marketing activities to focus on near-term sales opportunities and certain customers.

     Implementation of major components of this operating plan began in this quarter, and included a workforce reduction to approximately 60 people. One-time charges related to employee separation and restructuring were incurred in the three months ended September 30, 2001. Further restructuring, including additional workforce reductions, may occur in future quarters, resulting in additional restructuring charges. Quarterly revenues declined from June 2001 to September 2001. Our management, including Regent Pacific, may be unable to successfully complete development and implementation of a new plan to successfully operate the business, and may be unable to achieve any of its objectives including achieving growth. In addition, we may make other significant changes to our business, strategies and operating plans.

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

     The following table presents the results of our operations for the three and six months ended September 30, 2001, and 2000 and the relative composition of net revenues and selected statement of operations data in thousands, as well as such data as a percentage of net revenues.

                                           THREE MONTHS ENDED SEPTEMBER 30,               SIX MONTHS ENDED SEPTEMBER 30,
                                      ------------------------------------------    ------------------------------------------
                                        2001       2000       2001        2000        2001       2000       2001        2000
                                      --------   --------   --------    --------    --------   --------   --------    --------
                                                           % OF TOTAL NET REVENUE                        % OF TOTAL NET REVENUE
                                                           ----------------------                        ----------------------
NET REVENUE:
License ............................  $    555   $  3,461         40%         42%   $  1,673   $  8,487         46%         45%
Services ...........................       816      4,711         60          58       1,958     10,400         54          55
                                      --------   --------   --------    --------    --------   --------   --------    --------
Total net revenue ..................     1,371      8,172        100         100       3,631     18,887        100         100
COST OF NET REVENUE:
License ............................        66        275          5           3         190        632          5           3
Amortization of purchased technology        --        483         --           6          --        980         --           5
Services ...........................       533      5,811         39          71       1,889     10,870         52          58
                                      --------   --------   --------    --------    --------   --------   --------    --------
Total cost of net revenue ..........       599      6,569         44          80       2,079     12,482         57          66
                                      --------   --------   --------    --------    --------   --------   --------    --------
Gross profit .......................       772      1,603         56          20       1,552      6,405         43          34
OPERATING EXPENSES:
Sales and marketing ................     1,312     10,020         96         123       4,875     17,246        134          91
Research and development ...........     1,487      5,723        108          70       4,110     11,107        113          59
General and administrative .........     1,940      1,824        141          22       4,334      3,330        119          18
Amortization of intangibles ........        --      7,481         --          92          --     14,962         --          79
Impairment of long-lived assets ....     1,608         --        117          --       1,608         --         45          --
Restructuring and other activities       1,026         --         75          --       1,736         --         48          --
                                      --------   --------   --------    --------    --------   --------   --------    --------
Total operating expenses ...........     7,373     25,048        537         307      16,663     46,645        459         247
                                      --------   --------   --------    --------    --------   --------   --------    --------
Loss from operations ...............    (6,601)   (23,445)      (481)       (287)    (15,111)   (40,240)      (416)       (213)
Interest and other income, net .....       195        947         14          12         325      2,058          9          11
                                      --------   --------   --------    --------    --------   --------   --------    --------
Net loss before income taxes .......    (6,406)   (22,498)      (467)       (275)    (14,786)   (38,182)      (407)       (202)
Benefit for income taxes ...........      (150)        --        (11)         --          (5)        --         --          --
                                      --------   --------   --------    --------    --------   --------   --------    --------
Net loss ...........................  $ (6,256)  $(22,498)      (456)%      (275)%  $(14,781)  $(38,182)      (407)%      (202)%
                                      ========   ========   ========    ========    ========   ========   ========    ========


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUE

     Total net revenue decreased 83% to $1.4 million in the quarter ended September 30, 2001 from $8.2 million in the same quarter of fiscal 2001.

     License. License revenue decreased 84% from $3.5 million in the quarter ended September 30, 2000 to $555,000 in the quarter ended September 30, 2001. License revenue as a percentage of total net revenue was 40% in the quarter ended September 30, 2001 and 42% in the quarter ended September 30, 2000. The decrease in license revenue in absolute dollars from the quarter ended September 30, 2000 to the comparable quarter in fiscal 2002 is attributable primarily to a decrease in the number of license transactions.

     Services. Services revenue decreased 83% to $816,000 in the quarter ended September 30, 2001 from $4.7 million in the comparable quarter of fiscal 2001. Services revenue as a percentage of total net revenue was 60% in the quarter ended September 30,

2001 and 58% in the same period of fiscal 2001. The decrease in services revenue in absolute dollars in fiscal 2002 is attributable to a decrease in the number of license transactions. During the quarter ended September 30, 2001, 54% of maintenance revenue came from initial maintenance contracts, with the remainder from maintenance renewals.

COST OF REVENUE

     License. Cost of license revenue decreased 76% to $66,000 in the quarter ended September 30, 2001 from $275,000 in the same quarter of fiscal 2001. Cost of license revenue as a percentage of total net revenue was 5% in the quarter ended September 30, 2001 and 3% in the comparable quarter of fiscal 2001. The increase in the cost of license revenue as a percentage of license revenue in fiscal 2002 is due primarily to an increase in royalties for embedded technology. Since it is our continuing strategy to license third-party technology for inclusion in our products, we expect the cost of license revenue as a percentage of license revenue to fluctuate or increase in future periods.

     Amortization of Purchased Technology. There was no expense for amortization of purchased technology in the quarter ended September 30, 2001. This represented a decrease from $483,000 in the same fiscal quarter of 2001. The expenses for amortization of purchased technology in fiscal 2001 were due to the amortization of existing technology acquired in our acquisition of ConnectInc.com. As a result of the sale in fiscal 2001 of the ConnectInc.com product, MarketMaker, to Digital River this cost will not recur.

     Services. Cost of services revenue decreased 91% to $533,000 in the quarter ended September 30, 2001 from $5.8 million in the same quarter of fiscal 2001. Cost of services revenue as a percentage of total net revenue was 39% in the quarter ended September 30, 2001 and 71% in the same quarter of fiscal 2001. The decrease in cost of services revenue in absolute dollars in fiscal 2002 is primarily due to lower costs associated with decreased personnel and subcontractor expenses in our services organization. Services experienced a positive gross margin in the three months ended September 30, 2001 as compared to a loss in the comparable three month period of fiscal 2001, due primarily to significant reductions in the size and cost of our services organization, as part of our restructuring plan.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses decreased 87% to $1.3 million in the quarter ended September 30, 2001 from $10.0 million in the same quarter of fiscal 2001. Sales and marketing expenses declined in absolute dollars in fiscal 2002 primarily due to decreased personnel-related costs as well as decreased advertising and other marketing activities. Sales and marketing expenses may continue to decline in absolute dollars as a result of our restructuring and reductions in work force.

     Research and Development. Research and development expenses decreased 74% to $1.5 million in quarter ended September 30, 2001 from $5.7 million in the same quarter of fiscal 2001. Research and development expenses declined in absolute dollars in the quarter ended September 30, 2001 as a result of a decrease in the number of engineering and product development personnel and consultants. We believe that continued investment in new product development is central to achieving our strategic objectives. However, research and development expenses may continue to decline in absolute dollars as a result of our restructuring and reductions in workforce.

     General and Administrative. General and administrative expenses increased 6% to $1.9 million in quarter ended September 30, 2001 from $1.8 million in the comparable fiscal 2001 quarter. General and administrative expenses increased in absolute dollars in fiscal 2002 due to increased costs for professional services.

     Amortization of Intangibles. There was no expense for amortization of intangibles in the quarter ended September 30, 2001. This represented a decrease from $7.5 million in the same fiscal quarter of 2001. The expenses for amortization of purchased technology in fiscal 2001 were principally due to the amortization of existing technology acquired in our acquisition of ConnectInc.com. As a result of the sale in fiscal 2001 of the ConnectInc.com product, MarketMaker, to Digital River this cost will not recur.

IMPAIRMENT AND LOSS ON DISPOSAL OF LONG-LIVED ASSETS

     Due to the large amount of excess computer equipment and software on hand at September 30, 2001, primarily resulting from our reductions in force announced in April and July 2001, an assessment of the carrying value of property and equipment was performed. All excess capital equipment (i.e. no longer in service) was reduced to its residual value based on published resale information. The carrying value of assets determined not to have any significant resale value was reduced to zero. As a result an impairment charge of $217,000 was recorded in the three months ended September 30, 2001.

     In September 2001, we also reevaluated the carrying value of our software. All excess software (i.e. no longer in service) was determined not to have any significant resale value and was reduced to zero. As a result an impairment charge of $650,000 was recorded in the three months ended September 30, 2001.

     In September 2001, we also reevaluated the carrying value of our furniture and fixtures. All excess furniture and fixtures (i.e. no longer in service) were determined not to have any significant resale value and were reduced to zero. As a result an impairment charge of $118,000 was recorded in the three months ended September 30, 2001

     During the three months ended September 30, 2001, we also sold approximately $813,000 of excess furniture and fixtures and computer equipment with a net book value of approximately $349,000. We incurred a loss on the sale of those assets of approximately $267,000. Additionally, during the three months ended September 30, 2001 we closed our India operations, and incurred a loss on the disposal of those assets of approximately $356,000.

RESTRUCTURING AND OTHER ACTIVITIES

     In January 2001, we announced a strategic restructuring plan, designed to reduce operating expenses. In connection with the restructuring, we reduced our workforce by 36 employees, and significantly reduced our use of outside contract labor. We also made provisions for reductions in office space and the disposal of related assets.

     The total amount of the restructuring charge was $1.4 million and is comprised of $590,000 in employee-related expenses for employee terminations, $749,000 of estimated expenses for facilities-related charges, and $24,000 for the disposal of certain excess capital equipment. Of these amounts, $1.3 million were cash-related charges, and $24,000 were non-cash charges.

     As of September 30, 2001, we had incurred costs totaling $945,000 related to the restructuring, which required $921,000 in cash expenditures. The remaining reserve related to this restructuring was approximately $374,000, which is included in accrued liabilities and relates primarily to facilities charges.

     In April 2001, we undertook further restructuring designed to reduce operating expenses. In connection with this restructuring, we reduced our workforce by 77 employees. All employees were notified of their terminations during the quarter that ended June 30, 2001. All areas of the Company were affected by the personnel reduction.

     The total amount of the restructuring charge was $753,000 and is expected to be completed by December 2001. The restructuring charge is comprised entirely of employee-related expenses for employee terminations and are all cash-related charges.

     As of September 30, 2001, we had incurred costs totaling approximately $720,000 related to the restructuring, all of which were cash-related. The remaining reserve for this restructuring was approximately $33,000, which is included in accrued liabilities.

     In the three months ended September 30, 2001, we incurred lower than anticipated costs associated with international severance and reduced our restructuring reserves by approximately $121,000.

     In July 2001, we announced a strategic restructuring plan, designed to further reduce operating expenses. In connection with the restructuring, we reduced our workforce by approximately 80 full-time positions and closed our Calico India operations. This restructuring affected headcount in all functional areas.

     The total amount of the restructuring charge was approximately $1.1 million. The restructuring charge is comprised of $985,000 in employee-related expenses for employee terminations, and $162,000 of estimated expenses for facilities-related charges, and all are cash-related charges.

     As of September 30, 2001 we had incurred costs totaling approximately $908,000 related to the restructuring, all of which were cash-related. The remaining reserve for this restructuring was approximately $240,000, which is included in accrued liabilities.

     The following table lists the components of the January, April and July 2001 restructuring charges for the three and six months ended September 30, 2001 (in thousands):

                                                            EXCESS
                                                          FACILITIES
                                              EMPLOYEE       AND
                                               COSTS       EQUIPMENT       TOTAL
                                              --------     ---------      -------
Balance at March 31, 2001 ..............      $   217       $   588       $   805

Adjustment to reserve ..................          (37)           (6)          (43)
Reserve established, April restructuring          753            --           753
Reserve utilized .......................         (777)         (185)         (962)
                                              -------       -------       -------
Balance at June 30, 2001 ...............      $   156       $   397       $   553

Adjustment to reserve ..................         (121)           --          (121)
Reserve established, July restructuring           985           162         1,147
Reserve utilized .......................         (875)          (57)         (932)
                                              -------       -------       -------
Balance at September 30, 2001 ..........      $   145       $   502       $   647
                                              =======       =======       =======


INTEREST AND OTHER INCOME, NET

     Interest and other income, net was $195,000 in the second quarter of 2002, down from $947,000 in the same quarter of fiscal 2001. The decrease in fiscal 2002 is primarily due to lower cash and cash equivalents balances.

INCOME TAXES

     We have incurred operating losses for all periods from inception through September 30, 2001, and therefore have not recorded a provision for federal or state income taxes. However, we have generated revenues and established sales subsidiaries in foreign locales. Accordingly, we have recorded a provision for international income taxes. In the quarter ended September 30, 2001 we recorded a reduction to the provision for income taxes of $150,000, representing an adjustment of tax obligations pertaining to international income taxes.

COMPARISON OF THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUE

     Total net revenue decreased 81% to $3.6 million in the six months ended September 30, 2001 from $18.9 million in the same period of fiscal 2001.

     License. License revenue decreased 80% to $1.7 million in the six months ended September 30, 2001 from $8.5 million in the same period of fiscal 2001. License revenue as a percentage of total net revenue was 46% in the six months ended September 30, 2001, and 45% in the comparable six month period of fiscal 2001. The decrease in license revenue in absolute dollars from the six months ended September 30, 2000 to the comparable period ended September 30, 2001 is attributable primarily to a decrease in the number of license transactions.

     Services. Services revenue decreased 81% to $1.96 million in the six months ended September 30, 2001 from $10.4 million in the same period of fiscal 2001. Services revenue as a percentage of total net revenue was 54% in the six months ended September 30, 2001 and 55% in the six months ended September 30, 2000. The decrease in services revenue in absolute dollars in fiscal 2002 is attributable to a decrease in the number of license transactions. During the six months ended September 30, 2001, 59% of maintenance revenue came from initial maintenance contracts, with the remainder from maintenance renewals.

COST OF REVENUE

     License. Cost of license revenue decreased 70% to $190,000 in the first six months of 2002 from $632,000 in the same period of fiscal 2001. Cost of license revenue as a percentage of total net revenue was 5% in the six months ended September 30, 2001 and 3% in the six months ended September 30, 2000.

The increase in the cost of license revenue as a percentage of license revenue in fiscal 2002 is due primarily to increased royalties for embedded technology. Since it is our continuing strategy to license third-party technology for inclusion in our products, we expect the cost of license revenue as a percentage of license revenue to fluctuate or increase in future periods.

     Amortization of Purchased Technology. There was no expense for amortization of purchased technology in the six months ended September 30, 2001. This represented a decrease from $980,000 in the same fiscal period of 2001. The expenses for amortization of purchased technology in fiscal 2001 was due to the amortization of existing technology acquired in our acquisition of ConnectInc.com. As a result of the sale in fiscal 2001 of the ConnectInc.com product, MarketMaker, to Digital River, this cost will not recur.

     Services. Cost of services revenue decreased 83% to $1.9 million in the six months ended September 30, 2001 from $10.9 million in the comparable period of fiscal 2001. Cost of services revenue as a percentage of total net revenue was 52% in the six months ended September 30, 2001 and 58% in the six months ended September 30, 2000. The decrease in cost of services revenue in absolute dollars in fiscal 2002 is primarily due to lower costs associated with decreased personnel and subcontractor expenses in our services organization. Services experienced a slightly positive gross margin in the six months ended September 30, 2001 as compared to a negative gross margin in the comparable six month period in fiscal 2001, due primarily to significant reductions in the size and cost of our services organization, as part of our restructuring plan

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses decreased 72% to $4.9 million in the six months ended September 30, 2001 from $17.2 million in the comparable period of fiscal 2001. Sales and marketing expenses decreased in absolute dollars in fiscal 2002 primarily due to decreased personnel-related costs as well as decreased advertising and other marketing activities. Sales and marketing expenses may continue to decline in absolute dollars as a result of our restructuring and reductions in work force.

     Research and Development. Research and development expenses decreased 63% to $4.1 million in the six months ended September 30, 2001 from $11.1 million in the comparable period of fiscal 2001. Research and development expenses decreased in absolute dollars in the six months ended September 30, 2001 as a result of a decrease in the number of engineering and product development personnel and consultants. We believe that continued investment in new product development is central to achieving our strategic objectives. However, research and development expenses may continue to decline in absolute dollars as a result of our restructuring and reductions in workforce.

     General and Administrative. General and administrative expenses increased 30% to $4.3 million in six months ended September 30, 2001 from $3.3 million in the comparable six month period in fiscal 2001. General and administrative expenses increased in absolute dollars in fiscal 2002 due to the cancellation of employee and executive loans and increased costs for professional services.

     Amortization of Intangibles. There was no expense for amortization of intangibles in the six months ended September 30, 2001. This represented a decrease from $15.0 million in the comparable period of fiscal 2001. The expenses for amortization of purchased technology in fiscal 2001 were principally due to the amortization of existing technology acquired in our acquisition of ConnectInc.com. As a result of the sale in fiscal 2001 of the ConnectInc.com product, MarketMaker, to Digital River, this cost will not recur.

IMPAIRMENT AND LOSS ON DISPOSAL OF LONG-LIVED ASSETS

     Due to the large amount of excess computer equipment and software on hand at September 30, 2001, primarily resulting from our reductions in force announced in April and July 2001, an assessment of the carrying value of property and equipment was performed. All excess capital equipment (i.e. no longer in service) was reduced to its residual value based on published resale information. The carrying value of assets determined not to have any significant resale value was reduced to zero. As a result an impairment charge of $217,000 was recorded in the six months ended September 30, 2001.

     In September 2001, we also reevaluated the carrying value of our software. All excess software (i.e. no longer in service) was determined not to have any significant resale value and was reduced to zero. As a result an impairment charge of $650,000 was recorded in the six months ended September 30, 2001.

     In September 2001, we also reevaluated the carrying value of our furniture and fixtures. All excess furniture and fixtures (i.e. no longer in service) were determined not to have any significant resale value and were reduced to zero. As a result an impairment charge of $118,000 was recorded in the six months ended September 30, 2001.

     During the six months ended September 30, 2001, we also sold approximately $813,000 of excess furniture and fixtures and computer equipment with a net book value of approximately $349,000. We incurred a loss on the sale of those assets of approximately $267,000. Additionally, during the six months ended September 30, 2001 we closed our India operations, and incurred a loss on the disposal of those assets of approximately $356,000.

RESTRUCTURING AND OTHER ACTIVITIES

     In January, 2001, we announced a strategic restructuring plan, designed to reduce operating expenses. In connection with the restructuring, we reduced our workforce by 36 employees, and significantly reduced our use of outside contract labor. We also made provisions for reductions in office space and the disposal of related assets.

     The total amount of the restructuring charge was $1.4 million and is comprised of $590,000 in employee-related expenses for employee terminations, $749,000 of estimated expenses for facilities-related charges, and $24,000 for the disposal of certain excess capital equipment. Of these amounts, $1.3 million were cash-related charges, and $24,000 were non-cash charges.

     As of September 30, 2001, we had incurred costs totaling $945,000 related to the restructuring, which required $921,000 in cash expenditures. The remaining reserve related to this restructuring was approximately $374,000, which is included in accrued liabilities and relates primarily to facilities charges.

     In April 2001, we undertook further restructuring designed to reduce operating expenses. In connection with this restructuring, we reduced our workforce by 77 employees. All employees were notified of their terminations during the first quarter. All areas of the Company were affected by the personnel reduction.

     The total amount of the restructuring charge was $753,000 and is expected to be completed by December 2001. The restructuring charge is comprised entirely of employee-related expenses for employee terminations and are all cash-related charges.

     As of September 30, 2001, we had incurred costs totaling approximately $720,000 related to the restructuring, all of which were cash-related. The remaining reserve for this restructuring was approximately $33,000, which is included in accrued liabilities.

     In the six months ended September 30, 2001, we incurred lower than anticipated costs associated with international severance and reduced our restructuring reserves by approximately $121,000.

     In July 2001, we announced a strategic restructuring plan, designed to further reduce operating expenses. In connection with the restructuring, we reduced our workforce by approximately 80 full-time positions and closed our Calico India operations. This restructuring affected headcount in all functional areas.

     The total amount of the restructuring charge was approximately $1.1 million. The restructuring charge is comprised of $985,000 in employee-related expenses for employee terminations, and $162,000 of estimated expenses for facilities-related charges, and all are cash-related charges.

     As of September 30, 2001 we had incurred costs totaling approximately $908,000 related to the restructuring, all of which were cash-related charges. The remaining reserve for this restructuring was approximately $240,000, which is included in accrued liabilities.

     The following table lists the components of the January, April and July 2001 restructuring charges for the three and six months ended September 30, 2001 (in thousands):

                                                            EXCESS
                                                          FACILITIES
                                              EMPLOYEE        AND
                                               COSTS       EQUIPMENT       TOTAL
                                              --------    ----------      -------
Balance at March 31, 2001 ..............      $   217       $   588       $   805

Adjustment to reserve ..................          (37)           (6)          (43)
Reserve established, April restructuring          753            --           753
Reserve utilized .......................         (777)         (185)         (962)
                                              -------       -------       -------
Balance at June 30, 2001 ...............      $   156       $   397       $   553

Adjustment to reserve ..................         (121)           --          (121)
Reserve established, July restructuring           985           162         1,147
Reserve utilized .......................         (875)          (57)         (932)
                                              -------       -------       -------
Balance at September 30, 2001 ..........      $   145       $   502       $   647
                                              =======       =======       =======


INTEREST AND OTHER INCOME, NET

     Interest and other income, net was $368,000 in the first six months of 2002, down from $2.1 million in the comparable period of fiscal 2001. The decrease in fiscal 2002 is primarily due to lower cash and cash equivalents balances.

INCOME TAXES

     We have incurred operating losses for all periods from inception through September 30, 2001, and therefore have not recorded a provision for federal or state income taxes. However, we have generated revenues and established sales subsidiaries in foreign locales. Accordingly, the Company has recorded a provision for international income taxes. In the six months ended September 30, 2001, we recorded a reduction to the provision for income taxes of $5,000, representing an adjustment of tax obligations pertaining to international income taxes.

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

     As of September 30, 2001, we had $3.4 million of cash and cash equivalents and $15.6 million of short-term investments, including 1.6 million shares of Digital River common stock valued at approximately $12.1 million, compared with $8.4 million of cash and cash equivalents and $24.4 million of short-term investments as of March 31, 2001, including $7.8 million of Digital River common stock. Of this amount, approximately $2.0 million has been committed to an employee retention and severance program, as a result of our July restructuring activities. Pursuant to the program, all employees in good standing are eligible to receive a pre-defined retention payment at January 31, 2002, or as defined in the plan. Approximately $501,000 of this commitment has been accrued on the Company's balance sheet as of September 30, 2001 and charged to operating expenses in the three months ended September 30, 2001. This retention commitment would be payable in cash.

     We expect cash and cash equivalents to decrease in the next fiscal quarter, and we expect cash used in operating and investing activities to continue to be greater than cash provided by financing activities.

     Cash used in operating activities was $17.1 million for the six months ended September 30, 2001, primarily from net losses, net of non-cash expenses including depreciation, impairment of long-lived assets, amortization and forgiveness of stockholder notes receivable, and decreases in accrued liabilities and accounts payable, offset by a decrease in accounts receivable. Cash used in operating activities was $20.0 million for the first six months of fiscal 2001, primarily from net losses, net of non-cash expenses including depreciation, amortization and stock compensation, offset by decreases in accounts payable and accounts receivable.

     Net cash provided by investing activities was $13.2 million for six months ended September 30, 2001, primarily related to sales and maturities of investments. Net cash provided by investing activities of $1.0 million for the six months ended September 30, 2000 related primarily to the sales and maturity of investments.

     Financing activities used $1.1 million in the six months ended September 30, 2001 and was primarily related to payments on debt and leases. Net cash provided by financing activities of $2.9 million for the six months ended September 30, 2000 consisted primarily of net proceeds from sales of our common stock through the exercise of stock options, offset by payments on debt and leases. We have used debt and leases to partially finance our operations and capital purchases.

     At September 30, 2001, we had $1.3 million in current debt as well as a small amount in current lease obligations. Our debt and lease obligations include a bank loan that is secured by the equipment financed by the bank and with other assets including intellectual property. Our ability to borrow under the bank loan expired on June 30, 2000. The bank loan bears interest at the bank's prime rate plus .50%, and was repaid in November 2001. We also have capital leases for the lease of computer and office equipment due through January 2003 and one note payable to an equipment financing company that bears interest at 7% per annum, which was paid in full in October 2000. We issued a warrant to the bank to purchase 5,263 shares of our common stock at $9.50 per share in September 1999.

     The terms of our bank loan require us to meet certain monthly and quarterly financial tests, including minimum operating results and certain liquidity, leverage and debt service ratios. All earlier agreements that we had with this bank are now subject to these same covenants. At September 30, 2001 we were not in compliance with the financial covenants concerning our quick ratio, minimum tangible net worth and profitability due to larger than expected net operating losses. We have provided the bank with $500,000 of additional cash to secure the loan, resulting in the bank holding restricted cash in the amount of $1,250,000 to secure our obligations under this loan agreement. As a result of our default of these covenants, without a waiver, the bank had the right to accelerate payment of all amounts outstanding under the commitment on demand, including outstanding interest and any penalties. Accordingly, we have classified the outstanding balance under the commitment as a current liability. If we are successful in obtaining this waiver, then the appropriate portion of these notes will be reclassified as long-term liabilities. The Company repaid these notes in full in November 2001 and the restricted cash was released.

     In January of 2001, we placed $300,000 in escrow for the acquisition of preferred stock in a private company, the financing for which had not closed as of March 31, 2001. As of June 30, 2001 the financing had closed and we reclassified the amount to long-term investments.

    On March 20, 2001, we sold the assets of ConnectInc.com, our wholly-owned subsidiary, consisting of Connect's MarketMaker product line, in exchange for approximately 1.63 million shares of common stock of Digital River, Inc., valued at $7.9 million on the date of sale. The agreement with Digital River includes a contingent earnout whereby we may receive additional shares of Digital River's common stock based upon the revenue generated by the MarketMaker product, from sales by Digital River or by us, over the 13 months following March 21, 2001. We are restricted in the number of shares of Digital River common stock that we can sell in any period. During the 180 day period following the effectiveness of the registration statement on Form S-3 that was filed by Digital River covering the shares, we can only sell 80% of the shares of Digital River common stock received. In addition, we are also limited to selling no more than 175,000 shares within a consecutive five-day trading period. We commenced sales of Digital River stock on October 23, 2001. As of November 5, 2001, we had sold 350,000 shares of Digital River common stock for net proceeds of approximately $4.0 million. According to the terms of the contingent earnout, as of September 30, 2001, based upon revenue generated by the MarketMaker product, we received notice on October 23, 2001 from Digital River that we were eligible for issuance of approximately 60,000 additional shares of Digital River common stock.

     As part of our July restructuring activities we have made preliminary commitments to our current employees in regards to retention incentives. We are still finalizing this program but expect that these commitments would total approximately $2 million if all of the current employees remain with the company through January 2002. This retention commitment would be payable in cash.

     Our capital requirements over the next twelve months will depend on many factors, including our ability to achieve anticipated revenues and further reduce operating expenses. To reduce our expenditures, we recently restructured in several areas, including reduced staffing, expense management and curtailed capital spending. For example, in the nine months ended September 30, 2001, our workforce declined by approximately 300 employees in order to reduce costs. However, as these actions alone will not be sufficient for us to obtain a positive cash flow, we may further reduce our expenditures and operating costs, including further workforce reductions. We do not expect to employ more than 45 to 55 people, and possibly significantly less, by the end of calendar 2001. We do not expect demand for our products to recover for the remainder of the year, and we expect operating losses and negative cash flows from operations to continue for the foreseeable future. We may not achieve anticipated revenues. We plan to take further measures to conserve cash in addition to the restructuring plans previously announced, and to continue to evaluate our strategic alternatives. Our auditors have included a paragraph in their report related to our consolidated financial statements for the most recent fiscal year indicating that substantial doubt exists as to our ability to continue as a going concern. We are uncertain as to whether our cash balance, collections on accounts receivable and funding from projected operations will be sufficient to meet our working capital and operating resource expenditure requirements beyond the next 6 months. If we are unable to substantially increase revenues, reduce expenditures and collect upon accounts receivable, or if we incur unexpected expenditures, or are unable to liquidate our holdings in Digital River common stock on a timely basis at an acceptable price, then we will need to reduce expenses further through further work force reductions and other cost cutting measures, and raise additional funds in order to continue as a going concern. Especially in light of our declining stock price and the extreme volatility in the technology capital markets, additional funding may not be available on favorable terms or at all. If additional funding is not available when needed, we may be unable to continue as a going concern and achieve our intended business objectives.

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

     In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. This Statement retains many of the fundamental provisions of SFAS 121 and expands the scope of discontinued operations to include more disposal transactions. The Company does not expect that the adoption of SFAS 144 will have a significant impact of its financial statements.

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

     Since inception, we have funded our business primarily through selling our stock, not from cash generated by our business. We have incurred quarterly and annual losses in each of the seven years since we were formed, and we expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. We incurred net losses of $6.3 million and $14.8 million for the three and six months ended September 30, 2001, respectively, and $141.3 million for the twelve months ended March 31, 2001, as well as $27.8 million, $15.3 million and $5.5 for the fiscal years ended March 31, 2000, 1999 and 1998, respectively. As of September 30, 2001, we had an accumulated deficit of $213.6 million. Moreover, our revenues reached a high of $11.3 million in the quarter ended March 31, 2000 and have declined in every quarter since that date. If our revenues continue to decline and we are unable to significantly reduce our expenses, our business may be seriously harmed. This has caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Our growth has been from a limited base of customers, and we may not be able to increase revenues sufficiently to keep pace with our expenditures. Although we are exploring strategic alternatives, including reductions in our workforce, other reductions in operating expenses, changes to our sales and marketing strategy, and other corporate reorganizations, we expect to continue to experience losses and negative cash flows in the near term. If we are unable to increase revenue, we cannot be certain that we can reach profitability or positive cash flows on a quarterly or annual basis in the future. If we are unable to generate sufficient revenues to achieve positive cash flows, we may require additional financing. We cannot be sure that additional financing will be available on acceptable terms, if at all. With the decline in our stock price, any such financing is likely to be dilutive to existing stockholders. If we are unable to raise additional capital when we need it, we may be unable to continue as a viable company. Our auditors have included a paragraph in their report indicating that substantial doubt exists as to our ability to continue as a going concern.

WE MAY NEED ADDITIONAL CAPITAL WHICH MAY NOT BE AVAILABLE, AND WHICH WOULD DILUTE EXISTING STOCKHOLDERS.

     Our capital requirements over the next twelve months will depend on many factors, including our ability to achieve anticipated revenues and further reduce operating expenses. To reduce our expenditures, we recently restructured in several areas, including reduced staffing, expense management and curtailed capital spending. For example, in the nine months ended September 30, 2001, our workforce declined by approximately 300 employees in order to reduce costs. However, as these actions will not be sufficient for us to obtain a positive cash flow, we plan to further reduce our expenditures and operating costs, including significant workforce reductions in July. We expect operating losses and negative cash flows from operations to continue for the foreseeable future. Our auditors have included a paragraph in their report indicating that substantial doubt exists as to our ability to continue as a going concern. We are uncertain as to whether our cash balance, collections on accounts receivable and funding from projected operations will be sufficient to meet our working capital and operating resource expenditure requirements beyond the next 6 months, and believe it necessary for us to achieve expected revenues and substantially reduce expenditures. If we are unable to substantially increase revenues, reduce expenditures and collect upon accounts receivable, or if we incur unexpected expenditures, or are unable to liquidate our holdings in Digital River common stock on a timely basis and at an acceptable price, then we will need to reduce expenses further through further work force reductions and other cost cutting measures, and raise additional funds in order to continue as a going concern. Especially in light of our declining stock price and the extreme volatility in the technology capital markets, additional funding may not be available on favorable terms or at all. If additional funding is not available on acceptable terms when needed, we may be unable to continue as a going concern and achieve our intended business objectives.

WE ARE NO LONGER LISTED ON THE NASDAQ NATIONAL MARKET.

     In July 2001 our common stock was delisted from the Nasdaq National Market. Our common stock is quoted on the Nasdaq Over-the-Counter (OTC) bulletin board quotation service. This may reduce the market and liquidity of our shares and consequently the ability of our stockholders to purchase and sell our shares in an orderly manner or at all. Furthermore, our delisting from the Nasdaq National Market could damage our general business reputation and thus could harm our financial condition and operating results.

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

GENERAL ECONOMIC CONDITIONS MAY PREVENT US FROM MEETING OUR ANTICIPATED REVENUES

     The slowdown in the U.S. economy may cause our customers to defer decisions to purchase products such as ours or reduce their expected purchases. As a result, there is continued uncertainty with respect to demand for our products and any continued decrease in demand would have a material adverse effect on our revenues and operating results. Like all companies, our business is linked to the health of the U.S. and international economies. Economic growth has slowed significantly, and some commentators believe the U.S. economy will experience a recession. Recent terrorist attacks in the United States, as well as future events occurring in response or connection to them, including, without limitation, future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions impacting our domestic or foreign suppliers of merchandise, may impact our operations, including, among other things, causing delays or losses in the delivery of merchandise to us and decreased sales of our products.

REDUCTIONS IN OPERATING EXPENSES AND CAPITAL EXPENDITURES COULD HARM OUR RESULTS OF OPERATIONS

    We have undertaken cost cutting measures in an effort to streamline operations and reduce costs. These measures include cuts in discretionary spending and reductions in capital expenditures and workforce. It is possible that these reductions could impair marketing, sales and customer support efforts or alter our product development plans. In addition, such reductions could impair our ability to respond to unexpected challenges or take advantage of new opportunities.

WE MAY BE UNABLE TO HIRE AND RETAIN THE SKILLED PERSONNEL NECESSARY TO DEVELOP OUR ENGINEERING, PROFESSIONAL SERVICES AND SUPPORT CAPABILITIES IN ORDER TO CONTINUE TO GROW OUR BUSINESS.

     Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. During the quarter ended March 31, 2001 and in the six months ended September 30, 2001, we experienced significant personnel changes at the senior management level, including the hiring or promotion of a new Chief Executive Officer, interim Chief Financial Officer, Vice President of Worldwide Sales, and Vice President of Marketing. Although the Board has entered into an agreement with Regent Pacific Management Corporation to provide personnel to fill some of these and other senior management positions, the agreement may be canceled at any time after February 2002. If the agreement with Regent Pacific were canceled or not renewed, the loss of the Regent Pacific personnel could have a material adverse effect on our operations, especially during any transition phase to new management after the cancellation or non-renewal. Similarly, if any adverse change in our relationship with Regent Pacific occurs, it could hinder management's ability to direct our business and materially and adversely affect our business, financial condition and results of operations. In addition, the loss of the services of any other key management personnel, or key sales personnel and engineers, could materially adversely affect our business, financial condition and results of operations.

     In addition, during the quarter ended September 30, 2001, we reduced our workforce by approximately 80 fulltime positions. Our success depends to a large extent on the retention of and continued contributions from our remaining employees. If we are not able to attract and retain the necessary personnel, we will not be able to operate and grow our business. Recruiting qualified personnel in our industry is intensely competitive and time-consuming. We believe that we will continue to experience difficulty in recruiting and retaining qualified personnel in the future.

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

     In connection with our effort to streamline operations, reduce costs and bring our staffing and structure in line with industry standards, we recently restructured our organization with reductions in our workforce. From September 30, 1997 to December 31, 2000, we expanded from 85 to 360 employees. We then reduced our workforce by 36 full-time positions and 54 consultant positions in January 2001, by 77 full-time positions in April 2001 and by 80 full-time positions in July 2001. We do not expect to employ more than 45 to 55 people, and possibly much less, by December 2001. We have incurred costs of $2.8 million associated with our restructuring activities and their related severance, employee-related and other costs, and may continue to incur further costs. Our restructuring may also yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee morale and decreased performance. In addition, the recent trading levels of our common stock have decreased the value of our stock options granted to employees pursuant to our stock option plans. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive as having less volatile stock prices. Continuity of personnel can be an important factor in the successful completion of our development projects, and ongoing turnover in our research and development personnel could materially and adversely impact our development and marketing efforts. We believe that hiring and retaining qualified individuals at all levels is essential to our success, and there can be no assurance that we will be successful in attracting and retaining the necessary personnel.

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

     We derive a significant portion of our revenue in each quarter from a limited number of customers. For the three months ended September 30, 2001, one customer accounted for 33% of total revenue. In addition, the majority of our sales were to customers in Japan. For the six months ended September 30, 2001, no single customer accounted for 10% or more of total revenue. We expect that a limited number of customers will continue to account for a substantial portion of our revenue for the foreseeable future, and that this trend is likely to increase in the near term. As a result, if we lose a major customer, if a contract is delayed, cancelled or deferred or if an anticipated sale is not made, our revenue would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue, particularly license revenue, in any future period.

IF WE DO NOT SUCCESSFULLY ADDRESS THE RISKS INHERENT IN OUR INTERNATIONAL OPERATIONS, OUR BUSINESS COULD SUFFER.

     In the quarter ended September 30, 2001, we continued to pursue international sales of our products. We derived approximately 71% and 59% of our revenue from international sales in the three and six months ended September 30, 2001, respectively. We intend to continue to operate in international markets and spend financial and managerial resources to do so. However, if revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business, financial condition and operating results will suffer. We have limited experience in international operations and may not be able to compete effectively. We face certain risks inherent in conducting business internationally, including:

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

PENDING LITIGATION COULD SERIOUSLY HARM OUR BUSINESS.

     Since March 2001, various of our stockholders have filed class action lawsuits against us, certain of our current and former directors and officers and certain underwriters of our initial public offering of common stock in October 1999. The complaints, which have been consolidated, alleged generally that we and other named defendants failed properly to disclose certain underwriting arrangements or terms in connection with our initial public offering, which resulted in the manipulation of the price of our common stock. The lawsuits seek an unspecified amount of damages and are based on transactions in Calico common stock generally between October 1999 and June 2000. The uncertainty associated with these substantial, unresolved lawsuits could seriously harm our business and financial condition. In particular, the lawsuits could harm our relationships with existing customers and our ability to obtain new customers. The continued defense of these lawsuits also could result in the diversion of resources including diversion of our management's time and attention away from business operations, which could materially harm our business and financial results. Negative developments with respect to the lawsuits could cause our stock price to decline significantly. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the defense and resolution of these lawsuits, by settlement of otherwise, the size of any such payments could seriously harm our financial condition. Because the complaints do not specify the amount of damages plaintiffs seek, we are unable to estimate the possible range of damages that could be awarded as a result of the lawsuits. We maintain Directors and Officers insurance applicable to the lawsuits, but there can be no guarantee that the proceeds of such insurance will be available for defense fees and costs, or payment of any settlement or judgment in the lawsuits. We have not set aside any financial reserves relating to potential damages associated with these lawsuits.

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

     Our business depends on the success and customer acceptance of the introduction of upgrades as well as future enhancements to our products. Although our products have been subject to our internal testing procedures, customers may discover errors or other problems with the products, which may adversely affect its acceptance. In addition, customers that have prior versions of our products that are not based upon our Lightning Architecture may have greater difficulty migrating to our new architecture with later releases of our products.

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

WE COULD FAIL TO ACHIEVE ANTICIPATED REVENUE IF WE EXPERIENCE DELAYS IN THE INTRODUCTION AND MARKET ACCEPTANCE OF NEW PRODUCTS.

     We have in the past experienced delays in the planned release dates of our software products and upgrades and with our smaller engineering staff, have decreased our research and development activities related to new products or product upgrades. We may be unable to release new products or product upgrades on schedule or at all, and any new products or upgrades that are released may contain defects when released. The introduction of enhancements to our suite of products may cause customers to defer orders for our existing products. New and enhanced products may not meet the requirements of the marketplace and achieve market acceptance. If we are unable to ship or implement new or enhanced products when planned, or fail to achieve timely market acceptance of our new or enhanced products, we may suffer lost sales and could fail to achieve anticipated revenue. We cannot guarantee that any new products or enhancements to our existing products will attract widespread demand or market acceptance. If we are unsuccessful in our development efforts, we will be unable to increase our revenues, or improve our business as anticipated.

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

     We utilize technology provided by BEA Systems, Inc. for our application servers, by Oracle Corporation for Relational Database, by Web Gain for object-relational mapping, by Install Shield for product installation, and by Rogue Wave Software, Inc. for development software. Should this third-party software no longer continue to be available at an acceptable cost, our products could be delayed until equivalent software could be developed or licensed and integrated into our products.

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

     The trading price of our common stock has fluctuated widely in the past and is expected to continue to do so in the future, as a result of a number of factors, many of which are outside our control. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, particularly Internet-related companies, and that have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations has adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Current pending securities class action litigation could result in substantial costs and a diversion of our management's attention and resources. Our common stock reached a high of $31.00 during the year ended March 31, 2001 and traded as low as $0.03 through September 30, 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We develop products in the United States and market our products in North America, Europe and Asia. We derive an increasing and material portion of our revenue from sales in Europe and Asia. Beginning July 1, 2001, revenues generated by Calico Japan were denominated in Japanese yen. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our cash investments, we do not believe that we have a material risk exposure. Because some of our debt arrangements are based on variable rates of interest, our interest expense is sensitive to changes in the general level of U.S. interest rates. Since these obligations represent a small percentage of our total capitalization, we believe that there is not a material risk exposure.

     A substantial portion of our total assets is comprised of our investment in Digital River. The value of our investment is sensitive to changes in the general level of the stock market and changes in the performance or perceived performance of Digital River as it affects Digital River stock price. We are restricted in the number of shares of Digital River common stock that we can sell in any period. This restriction may prevent us from selling our shares at an optimal price. We may or may not be able to hedge against this risk.

     We have also invested in a small number of privately held companies, almost all of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Beginning in March, 2001, a number of complaints were filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of our common stock between the date of our initial public offering and the end of June, 2000. The complaints name as defendants Calico and certain of its current and former directors and officers, and several underwriters of our initial public offering. Plaintiffs alleged, among other things, that our prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission was materially false and misleading because it failed to disclose that the investment banks which underwrote Calico's initial public offering of securities, and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of our securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of our common stock after the initial public offering. The plaintiffs attempt to state claims for violation of Sections 11, 12 and 15 of the Securities Act of 1933, and under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated by the Securities Exchange Commission. On June 12, 2001, Judge Shira A. Scheindlin, United States District Judge for the Southern District of New York, ordered that: (a) all of the class action complaints be consolidated, (b) Cynthia Yuen Lai Hui, Marshall Hui and Paul Statham be appointed to serve as lead plaintiffs pursuant to the Private Securities Litigation Reform Act ("PSLRA"), and (c) the law firms of Bernstein Liebhard & Lifschitz LLP of New York and Schiffrin & Barroway of Bala Cynwood Pennsylvania be appointed and serve as lead counsel for plaintiffs pursuant to the PSLRA. Calico and the other defendants will be required to respond to a consolidated amended complaint at the end of August, 2001. While management intends to defend the actions vigorously, the litigation is in the preliminary stage, and we cannot predict the outcome with certainty. We may incur substantial legal fees and expenses, and the litigation may divert the attention of some of our key management. Our defense of this litigation, regardless of its outcome, may be costly and time-consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages to the plaintiffs, which could harm our business.

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

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its annual meeting of stockholders in San Jose, California on Thursday, September 6, 2001. Of the 35,315,015 shares outstanding as of July 20, 2001, the record date, 25,031,332 shares were present or represented by proxy at the meeting on September 6, 2001. At the meeting, the following actions were voted upon:

     (1) Election of two (2) Class II directors to hold office for a 3-year term and until his or her successor is elected and qualified.

          Bernard J. Lacroute

          For Director:       24,859,333           Withheld from Director:        171,999

          William D. Unger

          For Director:       24,868,823           Withheld from Director:        162,509

     (2) Appointment of PricewaterhouseCoopers, LLP as the Company's independent public accountants for the fiscal year ending March 31, 2002.


          For:                24,948,935           Against: 59,211                Abstain: 23,186


ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


NUMBER                             DESCRIPTION
------                             -----------
10.18    Employment Agreement by and between Gary J. Sbona and Calico Commerce, Inc.
         dated July 16, 2001

10.19    Stock Option Agreement by and between Gary J. Sbona and Calico Commerce, Inc.
         dated July 16, 2001


(b)  Reports on Form 8-K

     Report on 8-K dated October 16, 2001 announcing the resignation of Joseph
B. Costello as a member of Registrant's Board of Directors effective October 16, 2001.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2001                 /s/   James B. Weil
                                        ---------------------------------------
                                        James B. Weil
                                        President & Chief Executive Officer


                                        /s/   Leslie E. Wright
                                        ----------------------------------------
                                        Leslie E. Wright
                                        Chief Financial Officer (Interim)
                                        (Principal Financial and Accounting
                                        Officer)

                                  EXHIBIT INDEX

NUMBER                             DESCRIPTION
------                             -----------
10.18    Employment Agreement by and between Gary J. Sbona and Calico Commerce, Inc.
         dated July 16, 2001

10.19    Stock Option Agreement by and between Gary J. Sbona and Calico Commerce, Inc.
         dated July 16, 2001