Form 10-Q
period 2001-12-31
CALICO COMMERCE INC/
filed 2002-02-19
CIK 1081154

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

                              FOR THE QUARTER ENDED
                                DECEMBER 31, 2001

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-27431

                              CALICO COMMERCE, INC.

                                ----------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                      77-0373344
             --------                                      ----------
   (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

333 WEST SAN CARLOS, SAN JOSE, CALIFORNIA                     95110
-----------------------------------------                     -----
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

                                (1) YES [X] NO [ ]

                                (2) YES [X] NO [ ]

AS OF JANUARY 31, 2002 THERE WERE 35,414,504 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

================================================================================

                     CALICO COMMERCE, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                                                   PAGE NO.
                                                                                                   --------
 PART I       FINANCIAL INFORMATION
 ITEM 1.      FINANCIAL STATEMENTS
              CONDENSED CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 2001 AND MARCH 31, 2001........   3
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS - THREE
                 AND NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000..................................   4
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE AND NINE
                  MONTHS ENDED DECEMBER 31, 2001 AND 2000..........................................   5
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.................................   6
 ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS............................................................  21
 ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................  39

 PART II      OTHER INFORMATION....................................................................  40
 ITEM 1.      LEGAL PROCEEDINGS....................................................................  41
 ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS............................................  41
 ITEM 3.      DEFAULTS UPON SENIOR SECURITIES......................................................  41
 ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................  41
 ITEM 5.      OTHER INFORMATION....................................................................  41
 ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.....................................................  41

                              CALICO COMMERCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

On December 14, 2001, Calico Commerce, Inc. (the "Debtor") filed a voluntary petition for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Please see Note 2 of the Notes to the Condensed Consolidated Financial Statements.

                                                     DECEMBER 31,     MARCH 31,
                                                        2001            2001
                                                     ------------     ---------
ASSETS
Current assets:
    Cash and cash equivalents ....................     $  21,868      $   8,354
    Restricted cash ..............................            --            400
    Short-term investments .......................         1,100         24,411
    Accounts receivable, net .....................           586          2,582
    Other current assets .........................         3,551          2,449
                                                       ---------      ---------
        Total current assets .....................        27,105         38,196
Long-term investments ............................           160            250
Restricted cash ..................................           600          1,450
Property and equipment, net ......................         1,376          4,644
Other assets .....................................           190            190
                                                       ---------      ---------
                                                       $  29,431      $  44,730
                                                       =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .............................     $      92      $   1,823
    Accrued liabilities ..........................         1,444         11,187
    Deferred revenue .............................         1,595          2,031
    Current portion of notes payable .............            --          1,826
    Current portion of capital lease obligations              85            104
                                                       ---------      ---------
        Total current liabilities ................         3,216         16,971
Notes payable, non-current .......................            --              3
Capital lease obligations, non-current ...........            --             29
Other liabilities ................................           331            396
Liabilities subject to compromise ................         3,654             --
                                                       ---------      ---------
                                                           7,201         17,399
                                                       ---------      ---------
Commitments and contingencies  (Note 8)

Stockholders' equity:
    Preferred stock ..............................            --             --
    Common stock .................................            35             35
    Additional paid-in capital ...................       226,689        226,786
    Notes receivable from stockholders ...........            --           (617)
    Unearned compensation ........................            --             (7)
    Other comprehensive loss .....................           (39)           (58)
    Accumulated deficit ..........................      (204,455)      (198,808)
                                                       ---------      ---------
        Total stockholders' equity ...............        22,230         27,331
                                                       ---------      ---------
Total liabilities and stockholders' equity .......     $  29,431      $  44,730
                                                       =========      =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              CALICO COMMERCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND OTHER COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

On December 14, 2001, Calico Commerce Inc. (the "Debtor") filed a voluntary petition for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Please see Note 2 of the Notes to the Condensed Consolidated Financial Statements.

                                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                            DECEMBER 31,                DECEMBER 31,
                                                                       --------------------------------------------------
                                                                         2001          2000          2001          2000
                                                                       --------      --------      --------      --------
Net revenue:
   License .......................................................     $    458      $  1,569      $  2,131      $ 10,056
   Services ......................................................          633         3,933         2,591        14,333
                                                                       --------      --------      --------      --------
        Total net revenue ........................................        1,091         5,502         4,722        24,389
                                                                       --------      --------      --------      --------
Cost of net revenue:
    License ......................................................           12           382           202         1,014
    Amortization of purchased technology .........................           --           469            --         1,449
    Services (including stock-based compensation of $0, $16, $0
      and $68, respectively) .....................................          850         4,375         2,739        15,245
                                                                       --------      --------      --------      --------
        Total cost of net revenue ................................          862         5,226         2,941        17,708
                                                                       --------      --------      --------      --------
        Gross profit .............................................          229           276         1,781         6,681
                                                                       --------      --------      --------      --------
Operating expenses:
    Sales and marketing (including stock-based compensation of $0,
      $79, $0 and $312, respectively) ............................        1,674        11,039         6,549        28,285
    Research and development (including  stock-based
      compensation of $0, $51, $0 and $180, respectively) ........        1,334         5,866         5,444        16,973
    General and administrative (including stock-based
      compensation of $0, $27, $7 and $118, respectively) ........        1,219         2,370         5,553         5,700
    Amortization of intangibles ..................................           --         7,481            --        22,443
    Impairment and loss on disposal of long-lived assets .........          148            --         1,756            --
    Restructuring and other activities ...........................          221            --         1,957            --
                                                                       --------      --------      --------      --------
        Total operating expenses .................................        4,596        26,756        21,259        73,401
                                                                       --------      --------      --------      --------
        Loss from operations .....................................       (4,367)      (26,480)      (19,478)      (66,720)

   Chapter 11 related reorganization items .......................       (2,476)           --        (2,476)           --
   Realized gains on sale of securities ..........................       16,558            --        16,558            --
   Impairment of long-term investments ...........................         (390)           --          (390)           --
   Other income (expense), net ...................................         (211)          849           114         2,907
                                                                       --------      --------      --------      --------
        Income (loss) before taxes ...............................        9,114       (25,631)       (5,672)      (63,813)
Provision (benefit) for income taxes .............................          (20)          414           (25)          414
                                                                       --------      --------      --------      --------
        Net income (loss) ........................................     $  9,134      $(26,045)     $ (5,647)     $(64,227)

Other comprehensive income (loss):
    Unrealized gain on investments ...............................       12,258            40        16,558            12
    Reclassification adjustment for gains included in net
      income (loss) ..............................................      (16,558)           --       (16,569)          179
    Foreign currency translation adjustments .....................           20            11            30            12
                                                                       --------      --------      --------      --------
         Comprehensive income (loss) .............................     $  4,854      $(25,994)     $ (5,628)     $(64,024)
                                                                       ========      ========      ========      ========
Net income (loss) per share:
   Basic earnings per share ......................................     $   0.26      $  (0.75)     $  (0.16)     $  (1.87)
                                                                       --------      --------      --------      --------
   Weighted average shares .......................................       35,183        34,700        35,134        34,400
                                                                       ========      ========      ========      ========

   Diluted earnings per share ....................................     $   0.26      $  (0.75)     $  (0.16)     $  (1.87)
                                                                       --------      --------      --------      --------
   Weighted average shares .......................................       35,349        34,700        35,134        34,400
                                                                       ========      ========      ========      ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              CALICO COMMERCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

On December 14, 2001, Calico Commerce, Inc. (the "Debtor") filed a voluntary petition for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Please see Note 2 of the Notes to the Condensed Consolidated Financial Statements.

                                                                        NINE MONTHS ENDED
                                                                           DECEMBER 31,
                                                                     ----------------------
                                                                       2001          2000
                                                                     --------      --------
Cash flows from operating activities:
Net loss .......................................................     $ (5,647)     $(64,227)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ............................        1,451        25,758
      Amortization of unearned compensation ....................            7           678
      Warrants to customers ....................................           --            61
      Provision for doubtful accounts ..........................           (6)        1,000
      Loss (gain) on disposal of assets ........................          997          (130)
      Loss on impairment of investments ........................          390            --
      Impairment of long-lived assets ..........................          910            --
      Forgiveness of stockholder notes receivable ..............          591            --
Changes in assets and liabilities:
      Accounts receivable ......................................        2,002         3,388
      Other current assets .....................................       (1,102)       (1,322)
      Accounts payable .........................................       (1,731)       (1,561)
      Accrued liabilities ......................................       (6,072)       (1,095)
      Deferred revenue .........................................         (501)          594
      Other liabilities ........................................           35           (17)
                                                                     --------      --------
           Net cash used in operating activities ...............       (8,676)      (36,873)
                                                                     --------      --------
Cash flows from investing activities:
      Purchases of property and equipment ......................         (221)       (3,233)
      Proceeds from sale of property and equipment .............          106            --
      Sale of securities .......................................       24,405            --
      Purchases of short-term investments ......................      (22,458)      (22,007)
      Release of restricted cash to cash equivalents ...........          200            --
      Maturity of short-term investments .......................       21,354        38,455
      Acquisition, net of cash acquired ........................           --            46
                                                                     --------      --------
           Net cash provided by investing activities ...........       23,386        13,261
                                                                     --------      --------
Cash flows from financing activities:
      Proceeds from issuance of common stock, net of issuance
        costs ..................................................           23         3,351
      Common stock repurchases .................................         (103)          (36)
      Proceeds from repayments of stockholder notes receivable             10           354
      Proceeds from issuance of notes payable ..................           --           515
      Restriction of cash for collateral of notes payable ......         (500)           --
      Release of restricted cash collateral ....................        1,258            --
      Repayments of notes payable ..............................       (1,826)       (1,045)
      Principal payments under capital lease obligations .......          (88)         (212)
                                                                     --------      --------
           Net cash provided by (used in) financing activities         (1,226)        2,927
                                                                     --------      --------
Effect of foreign exchange on cash .............................           30            --
Net increase (decrease) in cash and cash equivalents ...........       13,514       (20,685)
Cash and cash equivalents at beginning of period ...............        8,354        25,917
                                                                     --------      --------
Cash and cash equivalents at end of period .....................     $ 21,868      $  5,232
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

   The accompanying condensed consolidated financial statements as of December 31, 2001 and for the three and nine months ended December 31, 2001 and 2000 are unaudited and have been prepared on a basis consistent with the March 31, 2001 audited financial statements and include all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of these periods. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in its Form 10-K for the fiscal year ended March 31, 2001 and its Forms 10-Q for the quarters ended June 30 and September 30, 2001. The results of operations for the three and nine months ended December 31, 2001 are not necessarily indicative of results to be expected for the entire year or any other period.

RECENT ACCOUNTING PRONOUNCEMENTS

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will have no significant impact on its financial statements.

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company believes that the adoption of SFAS 142 will have no significant impact on its financial statements.

   In July 2001, the Financial Account Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached final consensus on EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor's financial statements not as an expense, but as an offset to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" ("EITF 01-09"). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. The Company is required to adopt these new standards no later than the quarter ending March 31, 2002. The Company believes that EITF 00-25, EITF 01-09, and the accompanying interpretive guidance will have no impact on its financial position, results of operations, or cash flows.

   In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions relating to the disposal of a segment of a business set forth in Accounting Principles Board Opinion No. 30. This Statement retains many of the fundamental provisions of SFAS 121 and expands the scope of discontinued operations to include more disposal transactions. The Company does not expect that the adoption of SFAS 144 will have a significant impact on its financial statements.

   In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143 ("SFAS 143") "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. Earlier adoption is encouraged. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is assessing the impact the adoption of SFAS 143 will have on its financial statements.

   In February 2002, the FASB issued Topic Number D-103 "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred", which is effective for financial statements beginning after December 31, 2001. Topic Number D-103 requires that reimbursements received for out-of-pocket expenses incurred, generally, be characterized as revenue in the statement of operations. The Company is currently assessing the impact of this guidance on its financial statements.

NOTE 2 --SALE OF ASSETS TO PEOPLESOFT, INC. AND VOLUNTARY PETITION FOR REORGANIZATION RELIEF UNDER CHAPTER 11

    On December 12, 2001, Calico Commerce, Inc. executed an Asset Purchase Agreement with PeopleSoft, Inc., a Delaware corporation ("PeopleSoft") providing for the sale by the Company of its intellectual property and substantially all of its operating assets to PeopleSoft for $5.0 million in cash. Pursuant to the terms of the Asset Purchase Agreement, on December 14, 2001 (the "Petition Date"), Calico Commerce, Inc. (the "Debtor") filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California (the "Bankruptcy Court") under Case No. 01-56101 ("Chapter 11 Case"). On January 25, 2002, the Bankruptcy Court approved the sale of assets to PeopleSoft, and the sale closed on February 6, 2002. At the closing, the Company transferred the purchased assets to PeopleSoft and PeopleSoft paid to the Company the sum of $4.5 million. The remaining $500,000 of the purchase price will be held in escrow for six months following the closing date, to satisfy any potential claims that PeopleSoft may make under the Asset Purchase Agreement.

    The Debtor is currently operating as debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Code, provided, however, that as a result of the sale to PeopleSoft, the Company no longer has operating assets and will not continue to sell any products. The Chapter 11 Case does not include any of the subsidiaries of Calico Commerce, collectively the "Non-Debtor Subsidiaries". Only the net realizable value of investments held by Calico Commerce, Inc. in the Non-Debtor Subsidiaries are included as assets in the Chapter 11 Case. The Company expects to windup, dissolve, or liquidate all of its subsidiaries. In addition, prior to filing the Chapter 11 Case, ConnectInc.com and FirstFloor Software, Inc., two of the Company's domestic subsidiaries, were merged into the Company and no longer exist as separate subsidiaries.

Consequences of the Chapter 11 Filing

    As a consequence of the Filing, all pending claims and litigation against the Debtor are stayed automatically by Section 362 of the Bankruptcy Code, and absent further order of the Bankruptcy Court, no party may take any action to recover any pre-petition claims, enforce any lien against or obtain possession of any property from the Debtor. In addition, pursuant to Section 365 of the Bankruptcy Code, the Debtor may reject or assume pre-petition executory contracts and unexpired leases. Parties affected by the rejections of these contracts or leases may file claims with the Bankruptcy Court in accordance with the Chapter 11 reorganization process.

    As provided by the Bankruptcy Code, the Debtor initially will have the exclusive right for 120 days following the Petition Date to propose a plan of reorganization. If the Debtor fails to file a plan of reorganization during such period or any extension thereof, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest may be permitted to propose their own plan or plans of reorganization for the Debtor. The Company is unable to predict at this time what the treatment of creditors and equity holders of the Debtor will be under any proposed plan or plans of reorganization.

   The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and the Company's stockholders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Case. Currently, subject to resolution of outstanding contingent claims, the Debtor believes that all known, non-disputed, non-contingent claims will be paid in full. However, the Company is subject to certain contingent liabilities as described in Note 8 below. Consequently, there is no assurance that there will be sufficient assets to satisfy the Debtor's pre-petition liabilities in whole. Under any plan of reorganization, pre-petition creditors could receive less than 100% of the face value of their claims. Although the Company expects that it will have excess assets after payment of liabilities, and that there is value for the Company's equity securities, there is no assurance that the holders of the Company's equity securities will receive value for their interests. Until resolution of such claims, including contingent claims, the Company may be unable to make a distribution to its equity securities, if at all. In addition, the Company has not yet determined what will be its proposed plan of reorganization, whether it will liquidate and distribute all remaining assets after satisfaction of liabilities, or whether it will merge or combine with or be sold to another entity. It is not possible to predict the outcome of the Chapter 11 Case, the terms and provisions of any plan of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the creditors of the Debtor or the interests of the Company's equity security holders.

   As of December 31, 2001, the Company had $23.0 million of cash and short-term investment. The Company received $4.5 million upon closing of the sale to PeopleSoft on February 6, 2002. As a result of the sale, the Company no longer owns any intellectual property and has few operating assets, it does not intend to continue selling products, and is prohibited by the terms of the Asset Purchase Agreement with PeopleSoft from competing with its business. The Company expects that its cash on hand will provide sufficient funds to allow it to meet its post-petition debt and capital requirements while a plan of reorganization is developed and considered. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Debtor and its subsidiaries) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, any cash management orders entered by the Bankruptcy Court concerning matters outside of the ordinary course of business, and obtaining confirmation of a plan of reorganization under the Bankruptcy Code. The consolidated financial statements contain no adjustments related to this uncertainty.

Background of Filing

   Prior to the sale of its intellectual property to PeopleSoft, the Company provided interactive selling software that enabled its customers to sell broad and complex product offerings through their different sales channels as well as direct to customers over the Internet. The products sold by the Company were Java and standards-based, and contained advanced configuration, recommendation and pricing technology that allowed the Company's customers to interact directly with users to create a web-based, guided selling experience that improved order accuracy, shortened sales cycles and resulted in improved customer satisfaction. Although applicable to a wide range of industries and markets, the Company historically focused on the telecommunications, financial services, retail, computer hardware and manufacturing industries. With its historical focus primarily in the e-commerce sector, the decline of the Company's performance over the previous eighteen months paralleled that of the economy generally. In January of 2001, the Company tried to respond to the decline by commencing a series of restructurings which substantially reduced its workforce; significantly reduced its use of contract labor; decreased its emphasis on international sales and marketing, resulting in the closure of several foreign sales offices; and reduced its office space and related assets. The Company began calendar 2001 with approximately 360 employees and had approximately 54 employees as of December 31, 2001. As of February 15, 2002, the Company had 8 employees.

   Although the Company recorded net income for the quarter ended December 31, 2001, $16.6 million of that income was comprised of a realized gain from the sale of shares of Digital River stock. Income from the sale of Digital River common stock was a one-time, non-recurring event. The Company has historically incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the quarter ended December 31, 2001 the Company incurred a loss from operations of $4.4 million. For the nine months ended December 31, 2001 the Company incurred a loss from operations of $19.5 million and negative cash flows from operations of $8.7 million. As of December 31, 2001, the Company had an accumulated deficit of $204.5 million.

   As revenues continued to dramatically decline and despite restructuring several times, profitability proved elusive, the Company concluded that its best course of action was to find a buyer for its products. On December 12, 2001, the Company executed an Asset Purchase Agreement with PeopleSoft, and on February 6, 2002, concluded the sale of its intellectual property and significantly all of its operating assets to PeopleSoft for a purchase price of $5.0 million.

Financial Statement Presentation

   The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, and the contingent liabilities described in Note 8 below, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtor-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company has sold substantially all of its operating assets. In connection with its plan of reorganization, the Company may liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization.

   As reflected in the condensed consolidated financial statements, "Liabilities subject to compromise" refer to the Debtor's liabilities incurred prior to the commencement of the Chapter 11 Case. The amounts of the various liabilities that are subject to compromise are included in the financial statements set forth below (the "Condensed Debtor-in-Possession Financial Statements").
These amounts represent the Company's estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Case. Such claims remain subject to future adjustment. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim, or other events. Payment terms for these amounts will be established in connection with the Chapter 11 Case.

   Pursuant to the Bankruptcy Code, schedules have been filed by the Debtor with the Bankruptcy Court setting forth the assets and liabilities of the Debtor. Differences between amounts recorded by the Debtor and claims filed by creditors will be investigated and resolved as part of the Chapter 11 Case. Bar dates for the filing of proofs of claim against the Debtor have been set for April 10, 2002 for all creditors other than governmental units, and May 10, 2002 for governmental units. As of December 31, 2001, the ultimate number and allowed amounts of such claims were not known.

   The Debtor has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages, salaries, benefits and other employee obligations and certain other pre-petition claims. The pre-petition liabilities that have been approved by the Bankruptcy Court to be paid are not included in "Liabilities subject to compromise" on the accompanying condensed consolidated balance sheets as of December 31, 2001.

   The liabilities subject to compromise in the condensed consolidated and condensed debtor-in-possession balance sheets consist of the following items at December 31, 2001:

Accounts payable ...........................................     $  301
Accrued expenses ...........................................        548
Estimated allowable claims for rejection of unexpired leases      2,319
Taxes payable ..............................................        486
                                                                 ------
        Total liabilities subject to compromise ............     $3,654
                                                                 ======

   As part of the Filing, the Company intends to reject certain leases and executory contracts as allowed by the Bankruptcy Code. For leases that the Company intends to reject, for which an accrual had not been previously made under a restructuring plan, the Company recorded an accrual of $2.0 million for the estimated maximum amount of allowable claims under the Bankruptcy Code, which consists of estimated lease payments for 12 months from the filing for Chapter 11. The accrual is included in liabilities subject to compromise in the accompanying condensed consolidated and condensed debtor-in-possession balance sheets. The Company is continuing to evaluate several of its smaller leases, including those with subtenants, to determine if more leases will ultimately be rejected.

   The $2.5 million for Chapter 11 related reorganization items in the condensed consolidated and condensed debtor-in-possession statements of operations consisted of approximately $2.0 million of estimated allowable claims for rejected leases not previously accrued under a restructuring plan, and $507,000 of professional fees for the three- and nine-month periods ended December 31, 2001.

   In accordance with SOP 90-7, condensed debtor-in-possession financial statements of the Debtor are presented below. Such financial statements have been prepared on the same basis as the condensed consolidated financial statements, and include investments in its subsidiaries at net realizable value and are presented as follows:

                              CALICO COMMERCE, INC.

             Condensed Debtor-in-Possession Statement of Operations
              For the Three and Nine Months Ended December 31, 2001
                                 (In Thousands)
                                   (Unaudited)

                                                                THREE MONTHS         NINE MONTHS
                                                              ENDED DECEMBER 31,  ENDED DECEMBER 31,
                                                                     2001                2001
                                                              ------------------  ------------------
Net revenue .............................................          $    598            $  4,188
Cost of net revenue .....................................               453               1,546
                                                                   --------            --------
        Gross profit ....................................               145               2,642
                                                                   --------            --------

Operating expenses:
    Sales and marketing .................................               790               2,941
    Research and development ............................             1,334               5,444
    General and administrative ..........................             1,219               5,552
    Impairment and loss on disposal of long-lived assets                148               1,756
    Restructuring and other activities ..................               221               1,836
                                                                   --------            --------
        Total operating expenses ........................             3,712              17,529
                                                                   --------            --------
         Loss from operations ...........................            (3,567)            (14,887)

   Chapter 11 related reorganization items ..............            (2,476)             (2,476)
   Realized gains on sale of securities .................            16,558              16,558
   Impairment of long-term investments and intercompany
     balances ...........................................            (4,924)             (5,314)
   Other income (expense), net ..........................              (185)                181
                                                                   --------            --------
Net income (loss) .......................................          $  5,406            $ (5,938)
                                                                   ========            ========

                              CALICO COMMERCE, INC.

                  Condensed Debtor-in-Possession Balance Sheet
                                December 31, 2001
                                 (In Thousands)
                                   (Unaudited)

                                                           DECEMBER 31,
                                                              2001
                                                           ------------
ASSETS
Current assets:
    Cash and cash equivalents .........................     $  20,813
    Short-term investments ............................         1,100
    Accounts receivable, net ..........................           354
    Other current assets ..............................         3,217
                                                            ---------
        Total current assets ..........................        25,484
Long-term investments .................................           160
Restricted cash .......................................           600
Property and equipment, net ...........................         1,128
Investments in Non-Debtor Subsidiaries ................           233
Other assets ..........................................           184
                                                            ---------
                                                            $  27,789
                                                            =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ..................................     $      33
    Accrued liabilities ...............................         1,066
    Deferred revenue ..................................         1,263
    Current portion of capital lease obligations ......            85
                                                            ---------
        Total current liabilities .....................         2,447
Other liabilities .....................................           331
Liabilities subject to compromise .....................         3,654
                                                            ---------
                                                                6,432
                                                            ---------
Commitments and contingencies  (Note 8)

Stockholders' equity:
    Preferred stock ...................................            --
    Common stock ......................................            35
    Additional paid-in capital ........................       226,689
    Other comprehensive income ........................            16
    Accumulated deficit ...............................      (205,383)
                                                            ---------
        Total stockholders' equity ....................        21,357
                                                            ---------
Total liabilities and stockholders' equity ............     $  27,789
                                                            =========

                              CALICO COMMERCE, INC.

             CONDENSED DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       2001
                                                                     --------
Cash flows from operating activities:
Net loss .......................................................     $ (5,938)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ............................        1,379
      Amortization of unearned compensation ....................            7
      Provision for doubtful accounts ..........................           (6)
      Loss on disposal of assets ...............................        1,025
      Loss on impairment of investments ........................        5,314
      Impairment of long-lived assets ..........................          910
      Forgiveness of stockholder notes receivable ..............          591
Changes in assets and liabilities:
      Accounts receivable ......................................        2,181
      Other current assets .....................................       (1,283)
      Accounts payable .........................................       (1,675)
      Accrued liabilities ......................................       (5,640)
      Deferred revenue .........................................         (833)
      Other liabilities ........................................           35
                                                                     --------
           Net cash used in operating activities ...............       (3,933)
                                                                     --------
Cash flows from investing activities:
      Purchases of property and equipment ......................         (290)
      Proceeds from sale of property and equipment .............          106
      Sale of securities .......................................       24,405
      Purchases of short-term investments ......................      (22,458)
      Cash paid to fund Non-Debtor subsidiaries ................       (4,636)
      Release of restricted cash to cash equivalents ...........          200
      Maturity of short-term investments .......................       21,354
                                                                     --------
           Net cash provided by investing activities ...........       18,681
                                                                     --------
Cash flows from financing activities:
      Proceeds from issuance of common stock, net of issuance
        costs ..................................................           23
      Common stock repurchases .................................         (103)
      Proceeds from repayments of stockholder notes receivable .           10
      Restriction of cash for collateral of notes payable ......         (500)
      Release of restricted cash collateral ....................        1,258
      Repayments of notes payable ..............................       (1,823)
      Principal payments under capital lease obligations .......          (91)
                                                                     --------
           Net cash used in financing activities ...............       (1,226)
                                                                     --------
Net increase in cash and cash equivalents ......................       13,522
Cash and cash equivalents at beginning of period ...............        7,291
                                                                     --------
Cash and cash equivalents at end of period .....................     $ 20,813
                                                                     ========

NOTE 3: REVENUE RECOGNITION

   Although the Company does not expect to continue to generate revenue after the closing of the sale to PeopleSoft, historically, revenues, including revenues reported in this quarterly report on Form 10-Q, were derived from software licenses and related services, which include implementation and integration, technical support, training and consulting. For contracts with multiple elements, and for which vendor-specific objective evidence of fair value for the undelivered elements exists, revenue has been recognized for the delivered elements based upon the residual contract value as prescribed by Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions."

   Although the Company does not expect continuing revenue from license fees, revenue from license fees reported herein was recognized when persuasive evidence of an agreement existed, delivery of the product had occurred, no significant Company obligations with regard to implementation or integration existed, the fee was fixed or determinable and collectibility was probable. Arrangements for which the fees were not deemed probable for collection were recognized upon cash collection. Arrangements for which the fees were not deemed fixed or determinable were recognized in the period they became due.

   Services revenue was primarily comprised of revenue from consulting fees, maintenance contracts and training. Services revenue from consulting and training was recognized as the service was performed. The Company does not expect to generate services revenue after the closing of the sale of assets to PeopleSoft.

   Maintenance contracts included the right to unspecified upgrades and ongoing support. Maintenance revenue was deferred and recognized on a straight-line basis as services revenue over the life of the related contract, which was typically one year. In the quarter ending March 31, 2002, the Company will reclassify the remaining amount of deferred revenue for these support obligations to other accrued liabilities, and will cease to recognize revenue on the amortization of these obligations.

   License and services revenue on contracts involving significant implementation, customization or services which were essential to the functionality of the software was recognized over the period of each engagement, primarily using the percentage-of-completion method. Labor hours incurred were generally used as the measure of progress towards completion. Revenue for these arrangements were classified as license revenue and services revenue based upon the Company's estimates of fair value for each element. A provision for estimated losses on engagements was made in the period in which the loss became probable and could be reasonably estimated.

   The Company accumulated relevant information from contracts to use in determining the availability of vendor-specific objective evidence and believes that such information complies with the criteria established in Statement of Position 97-2 as follows:

   - Customers were required to pay separately for annual maintenance. Future renewal rates are included as a term of the contracts. The Company used the renewal rate as vendor-specific objective evidence of fair value for maintenance.

   - The Company charged standard hourly rates for consulting services based upon the nature of the services and experience of the professionals performing the services and such services were separately priced in contracts.

   - For training, the Company charged standard course rates for each course based upon the duration of the course, and such courses are separately priced in contracts. The Company has a history of selling such courses separately.

   Customer billing occurred in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized were recorded as deferred revenue. Amounts recognized as revenue in advance of billing (typically under percentage-of-completion accounting) were recorded as unbilled receivables.

   As part of the sale of assets to PeopleSoft on February 6, 2002, the Company entered into an agreement whereby PeopleSoft assumed responsibility for the collection of certain accounts receivable of the Company. There is no guarantee that PeopleSoft will collect these accounts receivable. Any such amounts collected will be remitted in full to the Company.

   As a part of the sale of assets to PeopleSoft, PeopleSoft has agreed to support the most recent releases of Calico's products for up to one year. This will provide most customers with support for the period and support level for which they originally contracted with Calico. In the quarter ending March 31, 2002, the Company will reclassify the remaining amount of deferred revenue for these support obligations to other accrued liabilities, and will cease to recognize revenue on the amortization of these obligations. The Company will periodically assess actual and contingent liabilities surrounding these support obligations and adjust the amount of the liability as appropriate.

   The Company recognized revenues on a gross basis pursuant to Emerging Issues Task Force ("EITF") No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent."

NOTE 4: NET EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted net earnings per share for the periods indicated (in thousands, except per share amounts):

                                                                THREE MONTHS                 NINE MONTHS
                                                              ENDED DECEMBER 31,          ENDED DECEMBER 31,
                                                            ----------------------      ----------------------
                                                              2001          2000          2001          2000
                                                            --------      --------      --------      --------
Numerator:
    Net income (loss) .................................     $  9,134      $(26,045)     $ (5,647)     $(64,227)
                                                            ========      ========      ========      ========
Denominator:
    Weighted average shares ...........................       35,326        35,200        35,322        35,100
    Weighted average unvested shares of
        common stock subject to repurchase ............         (143)         (500)         (188)         (700)
                                                            --------      --------      --------      --------
    Denominator for basic calculation .................       35,183        34,700        35,134        34,400
                                                            ========      ========      ========      ========
Weighted average effect of dilutive securities:
    Weighted average common shares subject
        to repurchase .................................          143            --            --            --
    Incremental shares from employee stock options ....           23            --            --            --
                                                            --------      --------      --------      --------
    Denominator for diluted calculation ...............       35,349        34,700        35,134        34,400
                                                            ========      ========      ========      ========
Net earnings per share:
    Basic .............................................     $   0.26      $  (0.75)     $  (0.16)     $  (1.87)
                                                            ========      ========      ========      ========
    Diluted ...........................................     $   0.26      $  (0.75)     $  (0.16)     $  (1.87)
                                                            ========      ========      ========      ========

   Income for the period was comprised primarily of a realized gain of $16.6 million from the sale of shares of Digital River common stock. Income from the sale of Digital River common stock was a one-time, non-recurring event, and basic and diluted net loss per share on a pro forma basis excluding the effect of such sale would have been $0.21 and $0.63 for the three and nine months ended December 31, 2001, respectively.

   At December 31, 2001, and 2000 6,492,374 and 10,400,000 options and warrants, respectively, are excluded from the determination of diluted net earnings per share as the effect of such shares is anti-dilutive.

NOTE 5: COMPREHENSIVE INCOME (LOSS)

   Comprehensive income is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net loss and comprehensive income/(loss) for the Company arises from foreign currency translation adjustments and unrealized gains/(losses) on securities. As of December 31, 2001, accumulated other comprehensive loss totaled $39,000.

NOTE 6: DEBT

   In September 1999, Calico entered into a commitment with a bank to issue variable rate installment notes in connection with a proposed $3.0 million equipment financing credit line expiring June 30, 2000. This commitment was finalized in October 1999. Each advance under this commitment bore interest at the bank's prime rate plus 0.5% per year, with the principal to be repaid in 36 equal monthly installments. As of December 31, 2001, four advances totaling $2.6 million had been made by the bank.

   In March of 2001, the Company entered into an agreement with the bank which required the Company to maintain a money market cash balance of $750,000 as collateral against the installment notes payable described above. This cash balance was classified as restricted cash at September 30, 2001. In July 2001, the Company increased the cash collateral against the installment notes payable by $500,000. In November 2001, the Company repaid the installment notes in full and the restricted cash was released.

NOTE 7: RELATED PARTY TRANSACTIONS:

   In exchange for the issuance of Common Stock upon the exercise of options in the years ended March 31, 2000 and 1999, the Company received notes receivable from certain employees of the Company which bore simple interest at various rates ranging from 5.54% to 6.65% per annum. The notes, which were collateralized by the underlying shares of Common Stock, were full recourse and matured on various dates through fiscal 2002.

   During fiscal 2001, two of these notes were renegotiated and portions of the notes forgiven. One note receivable in the amount of $65,000, including accrued interest, was renegotiated for a cash payment of $10,000. The remaining $55,000 of the note was forgiven and recorded as an expense in fiscal year 2001. The second note renegotiated was in the amount of $404,000, including accrued interest. The note holder agreed to perform services without compensation in exchange for reducing the note principal. The remaining $388,000 of the note was forgiven and recorded as an expense in fiscal year 2001. In addition, a third shareholder note in the amount of $309,000, including accrued interest, was forgiven during fiscal 2001. The entire amount of the note was recorded as an expense for the year ended March 31, 2001. In July 2001, as part of a separation agreement and release with its former President and Chief Executive Officer, the Company agreed to forgive the remaining principal balance and all unpaid interest due, totaling approximately $607,000, related to notes received in exchange for the issuance of Common Stock in lieu of compensation for services performed subsequent to the date of the separation agreement. This amount was recorded as compensation expense over the period the services were performed. The Company repurchased all unvested shares related to these notes, and offset the purchase price of such repurchase against the amounts due on the notes.

   In March 2000, the Company advanced $450,000 to an employee for a home loan and received a note receivable which bears simple interest at a rate of 6.45%. The employee granted the Company a security interest in all of the employee's assets, including vested and unvested stock options granted to the employee and any proceeds from the sale of such options, to secure the note. The note was due November 30, 2000. During fiscal 2001, the maturity date on this note was extended to November 30, 2001. The individual was no longer employed by the Company as of February 2001. As of December 31, 2001, the note remains unpaid and outstanding, and the Company is considering further action.

   In July 2001, Mr. James B. Weil replaced Mr. Alan Naumann as the Company's Chief Executive Officer and Mr. Gary Sbona was appointed to the Board of Directors. In addition, the Company entered into an agreement with Regent Pacific Management Corporation ("Regent Pacific"), a management firm of which Mr. Sbona is the Chief Executive Officer and Mr. Weil is a principal, pursuant to which Regent Pacific has provided management services to the Company, including the services of Mr. Sbona and Mr. Weil, and other Regent Pacific personnel. The initial agreement had a 6 month term commencing July 2001 with a minimum cash compensation to Regent Pacific of $1.3 million for that period. As of December 31, 2001 the Company had recorded all $1.3 million of management fees related to this agreement. In December 2001, the Company amended the agreement with Regent Pacific to extend the noncancellable term of the agreement to May 2002, and in connection herewith, paid to Regent Pacific $750,000 as fees due for the noncancellable portion of the agreement, which will be amortized over the remaining term of the agreement as services are rendered. In addition, as part of the original engagement, Mr. Gary Sbona was granted options to purchase 3,548,777 shares of the Company's common stock. Vesting on all of these options accelerated as a result of the sale to PeopleSoft, and these options are now fully vested and exercisable.

   In September of 1999, the Company entered into an agreement with Accenture to procure consulting services. Mr. Joel Friedman, a member of the Company's board of directors, is a director of this professional services company. Under this purchase agreement, the Company agreed to engage Accenture to provide a minimum of $1.0 million of consulting services over the following 18 month period, ending March 2001. The services provided to the Company were priced reflecting a customary discount from the provider's standard rates. As of December 31, 2001, there was $165,000 remaining under this purchase obligation. This amount is included in liabilities subject to compromise on the Company's balance sheet as of December 31, 2001.

   As a result of the sale to PeopleSoft, 1% of the purchase price payable by PeopleSoft will be paid to David Powell, Inc. as a bonus relating to services rendered by Mr. Leslie E. Wright, interim Chief Financial Officer of the Company. The services of Mr. Wright are provided to the Company under an agreement with David Powell, Inc.

   Options granted under the Company's 2000 Non-officer Stock Option Plan are subject to acceleration upon a change of control of the Company. As a result of the sale to PeopleSoft, 25% of the options outstanding under this plan accelerated and became vested and exercisable. However, as a result of the sale of PeopleSoft, all options outstanding and not yet exercised under the Company's stock option plans terminated as they were not not assumed by PeopleSoft. Accordingly, immediately prior to the closure of the sale to PeopleSoft, options to purchase 543,345 shares of common stock were exercised at a weighted average exercise price of $0.175 per share, and options to purchase 2,064,406 shares were terminated and cancelled. After the sale to PeopleSoft the Company had a total of 2.9 million of stock options and warrants outstanding. Except for the options outstanding to Mr. Gary Sbona, the Company no longer has any options outstanding under its stock option plans.

NOTE 8: COMMITMENTS AND CONTINGENCIES:

   The Company leases office space and equipment under certain non-cancelable operating leases expiring through the year 2006. As part of its restructuring plans (See Note 9), the Company has subleased a portion of its excess space in three locations. These subleases range from terms of one to four years.

   As part of its bankruptcy filing, the Company intends to reject certain of its leases as allowed by the Bankruptcy Code. Certain of the facility leases that the Company intends to reject had been previously vacated and the estimated future sub-lease losses through the term of the leases were accrued under the restructuring plans. The amount of sub-lease losses previously accrued exceeds the maximum amount of allowable claims under the Bankruptcy Code. Accordingly, the Company has reduced the restructuring related accruals for these leases by $351,000 in the three-month period ended December 31, 2001. The reduction has been classified as a Chapter 11 related reorganization item in the accompanying condensed consolidated statement of operations.

   For leases that the Company intends to reject, for which an accrual had not been previously made under a restructuring plan, the Company recorded an accrual in the three-month period ended December 31, 2001, of $2.0 million for the estimated maximum amount of allowable claims under the Bankruptcy Code. The accrual is included in liabilities subject to compromise in the accompanying condensed consolidated balance sheets. The charge has been classified as a Chapter 11 related reorganization item in the accompanying condensed consolidated statement of operations.

   Future minimum payments under non-cancelable operating leases at December 31, 2001, before and after giving effect to leases which the Company intends to reject, are as follows (in thousands):

                                                                                    ESTIMATED
                                                                                    EFFECT OF       NET
                                                            MINIMUM     SUBLEASE    REJECTED      MINIMUM
YEAR                                                        RENTALS     RENTALS      LEASES       RENTALS
----                                                        -------     -------      -------      -------
2002 ..................................................     $   720     $  (335)     $  (104)     $   281
2003 ..................................................       2,867      (1,341)      (1,246)         280
2004 ..................................................       2,687        (373)      (2,214)         100
2005 ..................................................       2,661        (285)      (2,356)          20
2006 ..................................................       1,190        (214)        (959)          17
                                                            -------     -------      -------      -------
     Total minimum lease obligations ..................     $10,125     $(2,548)     $(6,879)     $   698
                                                            =======     =======      =======      =======

LETTER OF CREDIT

   At December 31, 2001, the Company maintained an $600,000 letter of credit to collateralize the lease deposit on its corporate headquarters. As of December 31, 2001, this letter of credit was classified as long-term restricted cash. The Company expects that the maximum amount of the allowable claim for rejection of the lease on its corporate headquarters will be offset against this letter of credit and its related security deposit of approximately $184,000, subject to approval by the Bankruptcy Court.

PURCHASE COMMITMENTS

   In September of 1999, the Company entered into an agreement with Accenture to procure consulting services. Mr. Joel Friedman, a member of the Company's board of directors, is a director of this professional services company. Under this purchase agreement, the Company agreed to engage Accenture to provide a minimum of $1.0 million of consulting services over the following 18 month period, ending March 2001. The services provided to the Company were priced reflecting a customary discount from the provider's standard rates. As of December 31, 2001, there was $165,000 remaining under this purchase obligation. This amount is included in liabilities subject to compromise on the Company's balance sheet as of December 31, 2001.

   In addition, the Company entered into an agreement with Regent Pacific Management Corporation ("Regent Pacific"), a management firm of which Mr. Sbona is the Chief Executive Officer and Mr. Weil is a principal, pursuant to which Regent Pacific will provide management services to the Company, including the services of Mr. Sbona and Mr. Weil, and other Regent Pacific personnel. The initial agreement had a 6 month term commencing July 2001 with a minimum cash compensation to Regent Pacific of $1.3 million for that period. As of December 31, 2001 the Company had recorded all $1.3 million of management fees related to this agreement. In December 2001, the Company amended the agreement with Regent Pacific to extend the noncancellable term of the agreement to May 2002, and in connection herewith, paid to Regent Pacific $750,000 as fees due for the noncancellable portion of the agreement, which will be amortized over the remaining term of the agreement as services are rendered.

EMPLOYEE RETENTION PROGRAM

   As part of the Company's July restructuring activities, it made preliminary commitments to its then current employees in regards to retention incentives to be payable the earlier of January 31, 2002 or the occurrence of a change in the Company's ownership or a substantial portion of its ownership, a further workforce reduction, a dissolution, reorganization or restructuring. In accordance with the retention plan, as a consequence of the Company's voluntary petition for reorganization under Chapter 11 this commitment was paid in cash prior to the bankruptcy filing, and totaled approximately $865,000.

   As a result of the Company's December restructuring activities, $175,000 has been committed to an employee retention and severance program. Pursuant to the program, all remaining employees in good standing who are not transferred to PeopleSoft, Inc. as part of the Asset Purchase Agreement, are eligible to receive a pre-defined retention payment in the quarter ending March 31, 2002. Approximately $125,000 of this commitment has been accrued on the Company's balance sheet as of December 31, 2001 and charged to operating expenses in the three months ended December 31, 2001. This retention commitment would be payable in cash.

   In connection with the sale of assets to PeopleSoft, the purchase price payable by PeopleSoft could have been reduced by $1.0 million if specified numbers of key employees did not accept employment positions with PeopleSoft. Accordingly, the Company established a retention program in the aggregate amount of $160,000, payable equally to 8 key employees, provided that they remain in PeopleSoft's employ for six months after the closing of the sale of assets to PeopleSoft.

CONTINGENCIES

SECURITIES CLASS ACTIONS

   Since March 2001, various of the Company's stockholders have filed class action lawsuits against the Company, certain current and former directors and officers and certain underwriters of the Company's initial public offering of common stock in October 1999. The complaints, which have been consolidated, alleged generally that Calico and other named defendants failed to properly disclose certain underwriting arrangements or terms in connection with the Company's initial public offering, which resulted in the manipulation of the price of the Company's common stock. The lawsuits seek an unspecified amount of damages and are based on transactions in Calico common stock generally between October 1999 and June 2000. The uncertainty associated with these substantial, unresolved lawsuits could seriously harm the Company's business and financial condition, and affect the timing of a distribution to equity holders, or whether there would be such a distribution at all. In particular, the lawsuits could harm the Company's relationships with existing customers and its ability to obtain new customers. The continued defense of these lawsuits also could result in the diversion of resources including diversion of management's time and attention away from business operations and management of the Chapter 11 Case, which could materially harm business and financial results. Negative developments with respect to the lawsuits could cause the Company's stock price to decline significantly. In addition, although Calico is unable to determine the amount, if any, that it may be required to pay in connection with the defense and resolution of these lawsuits, by settlement or otherwise, the size of any such payments could seriously harm the Company's financial condition. Because the complaints do not specify the amount of damages plaintiffs seek, Calico is unable to estimate the possible range of damages that could be awarded as a result of the lawsuits. The Company maintains Directors and Officers insurance applicable to the lawsuits, but there can be no guarantee that the proceeds of such insurance will be available for defense fees and costs, or payment of any settlement or judgment in the lawsuits. The Company has not accrued any liabilities relating to potential damages associated with these lawsuits.

NOTE 9:  RESTRUCTURING OF OPERATIONS

   In January 2001, the Company announced its first strategic restructuring plan, designed to reduce operating expenses. In connection with the restructuring, the Company reduced its workforce by 36 employees, and significantly reduced its use of outside contract labor. The Company also made provisions for reductions in office space and the disposal of related assets. The total amount of the restructuring charge was $1.4 million and was comprised of $590,000 in employee-related expenses for employee terminations, $749,000 of estimated expenses for facilities-related charges, and $24,000 for the disposal of certain excess capital equipment. Of these amounts, $1.3 million were cash-related charges, and $24,000 were non-cash charges. As of December 31, 2001, the Company had incurred costs totaling $968,000 related to this restructuring, which required $944,000 in cash expenditures. As part of the Chapter 11 Filing, the Company intends to reject certain of the leases and contracts accrued in its first restructuring plan as allowed under the terms of the United States Bankruptcy Code. Consequently, the Company reduced the related accrual by approximately $351,000 in the quarter ended December 31, 2001. The reduction has been classified as a Chapter 11 related reorganization item in the accompanying condensed consolidated statement of operations.

   In April 2001, the Company undertook further restructuring designed to reduce operating expenses. In connection with this second restructuring, the Company reduced its workforce by another 77 employees and affected headcount in all functional areas. All employees were notified of this termination during the quarter that ended June 30, 2001. The total amount of the restructuring charge from this second restructuring was $753,000, was comprised entirely of employee-related expenses for employee terminations and is all a cash-related charge. As of December 31, 2001, the Company had incurred costs totaling approximately $750,000 related to the restructuring, all of which were cash-related. The remaining reserve for this restructuring is approximately $3,000, which is included in accrued liabilities.

   In July 2001, the Company announced a third strategic restructuring plan, designed to further reduce operating expenses. In connection with the restructuring, the Company further reduced its workforce by approximately 80 full-time positions and closed its operations in India. This restructuring affected headcount in all functional areas. The total amount of the restructuring charge was approximately $1.1 million, was comprised of $985,000 in employee-related expenses for employee terminations, and $162,000 of estimated expenses for facilities-related charges, and all are cash-related charges. As of December 31, 2001 the Company had incurred costs totaling approximately $1.0 million related to the restructuring, all of which were cash-related. The remaining reserve for this restructuring is approximately $91,000, which is included in accrued liabilities. In the three months ended December 31, 2001, the Company incurred lower than anticipated costs associated with payroll taxes and reduced its restructuring reserves by approximately $27,000.

   In connection with the sale to PeopleSoft, approximately 40 of the Company's employees became employees of PeopleSoft, leaving the Company with approximately 8 employees to perform the remaining tasks necessary to conclude its bankruptcy proceedings and other administrative matters. In anticipation of this sale and pending Bankruptcy filing, the Company further reduced its workforce by approximately 9 full-time positions in December and will reduce its workforce as appropriate going forward consistent with administration of its Chapter 11 Case and plan of reorganization. The total amount of the related restructuring charge was approximately $248,000, all of which consisted of employee-related expenses for employee terminations, and all are cash-related charges. As of December 31, 2001, the Company had incurred costs totaling approximately $145,000 related to the restructuring. The remaining reserve for this restructuring is approximately $103,000, which is included in accrued liabilities.

   The following table lists the components of the January, April, July and December 2001 restructuring charges for the three and nine months ended December 31, 2001 (in thousands):

                                                                         EXCESS
                                                                       FACILITIES
                                                           EMPLOYEE        AND
                                                             COSTS      EQUIPMENT      TOTAL
                                                            -------     ---------     -------
Balance at March 31, 2001 .............................     $   217      $   588      $   805
   Adjustment to reserve ..............................         (37)          (6)         (43)
   Reserve established, April restructuring ...........         753           --          753
   Reserve utilized ...................................        (777)        (185)        (962)
                                                            -------      -------      -------
Balance at June 30, 2001 ..............................     $   156      $   397      $   553
   Adjustment to reserve ..............................        (121)          --         (121)
   Reserve established, July restructuring ............         985          162        1,147
   Reserve utilized ...................................        (875)         (57)        (932)
                                                            -------      -------      -------
Balance at September 30, 2001 .........................     $   145      $   502      $   647
   Adjustment to reserve ..............................         (27)          --          (27)
   Adjustment for rejected leases .....................          --         (351)        (351)
   Reserve established, December restructuring ........         248           --          248
   Reserve utilized ...................................        (225)         (95)        (320)
                                                            -------      -------      -------
Balance at December 31, 2001 ..........................     $   141      $    56      $   197
                                                            =======      =======      =======

NOTE 10 -- IMPAIRMENT AND LOSS ON DISPOSAL OF LONG-LIVED ASSETS

   Due to the large amount of excess computer equipment and software on hand at September 30, 2001, primarily resulting from the Company's reductions in force announced in April and July 2001, an assessment of the carrying value of property and equipment was performed. All excess capital equipment (i.e. no longer in service) was reduced to its residual value based on published resale information. The carrying value of assets determined not to have any significant resale value was reduced to zero. As a result, an impairment charge of $217,000 was recorded in the three months ended September 30, 2001.

   In September 2001, the Company also reevaluated the carrying value of its software. All excess software (i.e. no longer in service) was determined not to have any significant resale value and was reduced to zero. As a result, an impairment charge of $650,000 was recorded in the three months ended September 30, 2001.

   In September 2001, the Company also reevaluated the carrying value of its furniture and fixtures. All excess furniture and fixtures (i.e. no longer in service) were determined not to have any significant resale value and were reduced to zero. As a result, an impairment charge of $117,000 was recorded in the three months ended September 30, 2001.

   During the nine months ended December 31, 2001, the Company also sold and disposed of approximately $2.0 million of excess furniture and fixtures and computer equipment with a net book value of approximately $1.1 million. The Company incurred a net loss of approximately $959,000 on the sale of those assets.

NOTE 11 -- SUBSEQUENT EVENTS

   On February 6, 2002, the Company and PeopleSoft announced the closing of the sale of the Company's intellectual property and significantly all of its operating assets to PeopleSoft for $5.0 million in cash. At the closing, PeopleSoft paid to the Company $4.5 million and $500,000 was deposited into escrow to be held for six months as a non-exclusive remedy to satisfy any claims that PeopleSoft may have against the Company under the Asset Purchase Agreement. The proceeds from the sale, less the book value of transferred equipment, intangible assets, and deferred revenue will be recorded as a gain on sale of assets in the quarter ending March 31, 2001.

   As a result of this sale, the Company no longer owns any intellectual property and has few operating assets, does not intend to continue selling product, and is prohibited by the terms of the Asset Purchase Agreement with PeopleSoft from competing with PeopleSoft's operation of the business. In addition, the Company has a license from PeopleSoft to use the "Calico" name until December 31, 2002, and will thereafter change its name.

   As a result of the sale, Calico expects to have 8 or fewer employees at March 31, 2002 to handle bankruptcy and administrative matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, identified by words such as "believes," "expects," "intends," "may," will," and similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our forward-looking statements include statements about our future plans, operations, bankruptcy proposals and plan of reorganization. Our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth later in this section. The following discussion should be read in conjunction with our financial statements and related notes included elsewhere in this report, as well as our reports filed with the Securities and Exchange Commission.

   On December 12, 2001, we executed an Asset Purchase Agreement with PeopleSoft, Inc., a Delaware corporation ("PeopleSoft") providing for the sale of our intellectual property and substantially all our operating assets to PeopleSoft for $5.0 million in cash. Pursuant to the terms of the Asset Purchase Agreement, on December 14, 2001 (the "Petition Date"), we filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California (the "Bankruptcy Court") under Case No. 01-56101 ("Chapter 11 Case"). On January 25, 2002, the U.S. Bankruptcy Court approved the sale to PeopleSoft, and the sale closed on February 6, 2002. At the closing, we transferred the purchased assets to PeopleSoft and PeopleSoft paid to us the sum of $4.5 million. The remaining $500,000 of the purchase price will be held in escrow for six months following the closing date as a non-exclusive remedy to satisfy any potential claims that PeopleSoft may make under the Asset Purchase Agreement.

    We are currently operating as debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Code, provided, however, that as a result of the sale to PeopleSoft, we no longer have operating assets and will not continue to sell any products. The Chapter 11 Case does not include any of our subsidiaries, collectively, the "Non-Debtor Subsidiaries". Only the net realizable value of investments held by us in the Non-Debtor Subsidiaries are included as assets in the Chapter 11 Case. We expect to windup, dissolve, or liquidate all of our subsidiaries. In addition, prior to filing the Chapter 11 Case, ConnectInc.com and FirstFloor Software, Inc., two of our domestic subsidiaries, were merged into Calico Commerce, Inc. and no longer exist as separate subsidiaries.

Consequences of the Chapter 11 Filing

    As a consequence of the Filing, all pending claims and litigation against us are stayed automatically by Section 362 of the Bankruptcy Code, and, absent further order of the Bankruptcy Court, no party may take any action to recover any pre-petition claims, enforce any lien against or obtain possession of any property from us. In addition, pursuant to Section 365 of the Bankruptcy Code, we may reject or assume pre-petition executory contracts and unexpired leases. Parties affected by the rejections of these contracts or leases may file claims with the Bankruptcy Court in accordance with the Chapter 11 reorganization process. We are currently reviewing all pre-petition executed contracts to determine which commitments will be assumed or rejected.

    As provided by the Bankruptcy Code, we initially will have the exclusive right for 120 days following the Petition Date to propose a plan of reorganization. If we fail to file a plan of reorganization during such period or any extension thereof, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest may be permitted to propose their own plan or plans of reorganization for us. We are unable to predict at this time what the treatment our creditors and equity holders will be under any proposed plan or plans of reorganization.

   The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and our stockholders may be substantially altered by any plan of reorganization confirmed in the Chapter 11

Case. Currently, subject to resolution of outstanding contingent claims, we believe that all known, non-disputed, non-contingent claims will be paid in full. However, we are subject to certain contingent liabilities as described under "Legal Proceedings" in Part II below. Until resolution of such claims, we may be unable to make a distribution to our equity securities holder, if at all. Consequently, there is no assurance that there will be sufficient assets to satisfy our pre-petition liabilities in whole. Under any plan of reorganization, pre-petition creditors could receive less than 100% of the face value of their claims. Although we expect that we will have excess assets after payment of liabilities, and that there is value for our equity securities, there is no assurance that the holders of the our equity securities will receive value for their interests. In addition, we have not yet determined what our proposed plan of reorganization will be, whether we will liquidate and distribute all remaining assets after satisfaction of liabilities, or whether we will merge or combine with or be sold to another entity. It is not possible to predict the outcome of the Chapter 11 Case, the terms and provisions of any plan of reorganization, or the effect of the Chapter 11 reorganization process on the claims of our creditors or the interests of our equity security holders.

    As of December 31, 2001, we had $21.9 million of cash and cash equivalents. We received $4.5 million upon closing of the sale to PeopleSoft on February 6, 2002. As a result of the sale, we no longer own any intellectual property and have few operating assets, we do not intend to continue selling products, and are prohibited by the terms of the Asset Purchase Agreement with PeopleSoft from competing with its business. We expect that our cash on hand will provide sufficient funds to allow us to meet our post-petition debt and capital requirements while a plan of reorganization is developed and considered. However, our ability to continue as a going concern (including our ability to meet post-petition obligations of Calico and its subsidiaries) and the appropriateness of using the going concern basis for our financial statements are dependent upon, among other things, any cash management orders entered by the Bankruptcy Court concerning matters outside of the ordinary course of business, and obtaining confirmation of a plan of reorganization under the Bankruptcy Code.

Background of Filing

   Prior to the sale of our intellectual property to PeopleSoft, we provided interactive selling software that enabled our customers to sell broad and complex product offerings through their different sales channels as well as direct to customers over the Internet. Calico's products were Java and standards-based, and contained advanced configuration, recommendation and pricing technology that allowed our customers to interact directly with users to create a web-based, guided selling experience that improved order accuracy, shortened sales cycles and resulted in improved customer satisfaction. Although applicable to a wide range of industries and markets, we historically focused on the telecommunications, financial services, retail, computer hardware and manufacturing industries. With our historical focus primarily in the e-commerce sector, the decline of our performance over the previous eighteen months paralleled that of the economy generally.

    In January of 2001, we tried to respond to the decline by commencing a series of restructurings which substantially reduced our workforce; significantly reduced our use of contract labor; decreased our emphasis on international sales and marketing, resulting in the closure of several foreign sales offices; and reduced our office space and disposed of related assets. We began calendar 2001 with approximately 360 employees and had approximately 54 employees as of December 31, 2001. We recorded an operating charge of $0.2 million and $2.0 million in the three and nine months ended December 31, 2001, respectively, related to the restructuring plans. We recorded restructuring charges in the quarter ended March 31, 2001 in the aggregate amount of $1.4 million, which has been incurred through December 2001, with the exception of facilities-related charges.

    Although we recorded net income for the quarter ended December 31, 2001, $16.6 million of that income was comprised of a realized gain from the sale of shares of Digital River stock. Income from the sale of Digital River common stock was a one-time, non-recurring event. We have historically incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the quarter ended December 31, 2001, we incurred a loss from operations of $4.4 million. For the nine months ended December 31, 2001, we incurred a loss from operations of $19.5 million and negative cash flows from operations of $8.7 million. As of December 31, 2001, we had an accumulated deficit of $204.5 million.

    As revenues continued to dramatically decline and despite restructuring several times, profitability proved elusive, we concluded that our best course of action was to find a buyer for our products. On December 12, 2001, we executed an Asset Purchase Agreement with PeopleSoft, and on February 6, 2002, concluded the sale of our intellectual property and significantly all of its operating assets to PeopleSoft for a purchase price of $5.0 million.

Significant Accounting Policies

   Historically we have derived substantially all of our revenue from licensing our software and the delivery of associated implementation and support services. As a result of our sale of assets to PeopleSoft, we will no longer be licensing our software or performing customer services and do not expect to generate further revenue from operations.

   The mix of products and services sold varied by customer, and follow-on sales typically reflected an expansion of the use of our products within the customer's business, rather than a migration to different products.

   Licenses for our products were sold in different methods, such as per user, per site or per enterprise. Customer licenses were typically several hundred thousand dollars. The price of our annual maintenance contracts was based on a percentage of the related product license price and was generally paid in advance. Consulting fees for implementation and training were generally priced on a per hour basis. We charged standard hourly rates based upon the nature of the services and the experience of the professionals performing the services, and such services were separately priced in contracts.

   For contracts with multiple elements, and for which vendor-specific objective evidence of fair value exists for the undelivered elements, we recognized revenue for the delivered elements based upon the residual contract value as prescribed by SOP 98-9. Revenue from license fees was recognized when persuasive evidence of an agreement existed, the product had been delivered, the arrangement did not involve significant customization of the software, acceptance had occurred, the license fee was fixed or determinable, and collection of the fee was probable. If the arrangement involved significant customization of the software or services which were essential to the functionality of the software, the license revenue was recognized under contract accounting using the completed contract or percentage-of-completion methods as appropriate. For those arrangements accounted for using contract accounting that did not include contractual milestones or other acceptance criteria, we utilized the percentage of completion method based upon the number of labor hours completed as the measure of progress towards completion.

   Services revenue was primarily comprised of revenue from consulting services, maintenance contracts and training. Services revenue from consulting and training was generally recognized as the service was performed. Maintenance contracts include the right to unspecified upgrades and ongoing support. Maintenance revenue was deferred and recognized on a straight-line basis as services revenue over the life of the related contract, which is typically one year. Our customers generally purchased maintenance contracts with their initial software implementation. Future renewal rates are included as a term of the contract, and we used the renewal rate as vendor-specific objective evidence of fair value for post-contract support. Revenue under arrangements where multiple products or services were sold together was allocated to each element based on their relative fair values. We classify revenue for these arrangements as license revenue and services revenue based upon our estimate of fair value for each element and recognized the revenue based on the percentage-of-completion ratio for the arrangement. A provision for estimated losses on engagements was made in the period in which the loss became probable and could be reasonably estimated.

   We billed customers in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized were recorded as deferred revenue. Amounts recognized as revenue in advance of billing were recorded as unbilled receivables.

   Our cost of license revenue includes royalties due to third parties for technology integrated into our products, the cost of product documentation, and shipping and delivery costs. Cost of services revenue consists primarily of personnel-related expenses, subcontracted consultants, travel costs, equipment costs and overhead associated with delivering professional services to our customers.

   Our operating expenses are classified into three general categories: sales and marketing, research and development, and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to the category, some expenditures, such as compensation, employee benefits, recruiting costs, equipment costs, travel and entertainment costs, facilities costs and third-party professional services fees, occur in each of these categories. We expect to continue to incur certain operating expenses until our bankruptcy proceeding is concluded.

   We have incurred quarterly and annual operating losses in each of the seven years since we were formed. Our auditors have included a paragraph in their report related to our consolidated financial statements for the most recent fiscal year indicating that substantial doubt exists as to our ability to continue as a going concern. We believe that cash from operations and our asset sale agreement with PeopleSoft will provide sufficient funds to allow us to continue our operating activities and to meet our post petition obligations as they become due while a plan of reorganization is developed and considered. Although we expect to satisfy all known, nondisputed, non-contingent claims, at this time, we do not know if cash will be sufficient to pay all claims in full or to make a distribution to stockholders.

RECENT EVENTS

   On February 6, 2002, we announced the sale of our intellectual property and operating assets to PeopleSoft for $5.0 million in cash. At the closing, PeopleSoft paid to us $4.5 million in cash and $500,000 was deposited into escrow to be held for six months as a non-exclusive remedy to satisfy any claims that PeopleSoft may make against us under the Asset Purchase Agreement. The proceeds from the sale, less the book value of transferred equipment, intangible assets, and deferred revenue will be recorded as a gain on sale of assets in the quarter ending March 31, 2001.

     As a result of this sale, we no longer own any intellectual property and have few operating assets, do not intend to continue selling products, and are prohibited by the terms of the Asset Purchase Agreement with PeopleSoft from competing with Peoplesoft's operation of the business. In addition, we have a license from PeopleSoft to continue using the Calico name until December 1, 2002, and will thereafter change our name. As a result of the sale, PeopleSoft fired approximately 40 of our employees and we expect to have 8 or fewer employees at March 31, 2002 to handle bankruptcy and administrative matters.

RESULTS OF OPERATIONS

   Historically, the amount and timing of our operating expenses generally have varied from quarter to quarter depending on our level of actual and anticipated business activities. Our revenues and operating results have been difficult to forecast. As a result of the sale to PeopleSoft, we will have few operating assets, we will not continue to sell any products, and do not expect to generate operating revenue. Therefore, period-to-period future comparisons of our operating results will not be meaningful. As a result, you should not rely upon the following results as an indication of future performance.

   Additionally, income for the period included a realized gain of $16.6 million from the sale of shares of Digital River common stock. Income from the sale of Digital River common stock was a one-time, non-recurring event, and basic and diluted net loss per share on a pro forma basis excluding the effect of such sale would have been $0.21 and $0.63 for the three and nine months ended December 31, 2001, respectively.

   The following table presents the results of our operations for the three and nine months ended December 31, 2001, and 2000 and the relative composition of net revenues and selected statement of operations data in thousands, as well as such data as a percentage of net revenues.

                                                              THREE MONTHS ENDED DECEMBER 31,
                                                      ------------------------------------------------
                                                        2001         2000         2001          2000
                                                      --------     --------     --------      --------
                                                                                      % OF TOTAL
                                                                                      NET REVENUE
NET REVENUE:
   License .......................................    $    458     $  1,569           42%           29%
   Services ......................................         633        3,933           58            71
                                                      --------     --------     --------      --------
       Total net revenue .........................       1,091        5,502          100           100
                                                      --------     --------     --------      --------
COST OF NET REVENUE:
   License .......................................          12          382            1             7
   Amortization of purchased technology ..........          --          469           --             9
   Services ......................................         850        4,375           78            79
                                                      --------     --------     --------      --------
        Total cost of net revenue ................         862        5,226           79            95
                                                      --------     --------     --------      --------
        Gross profit .............................         229          276           21             5
                                                      --------     --------     --------      --------
OPERATING EXPENSES:
   Sales and marketing ...........................       1,674       11,039          153           201
   Research and development ......................       1,334        5,866          122           107
   General and administrative ....................       1,219        2,370          112            43
   Amortization of intangibles ...................          --        7,481           --           135
   Impairment of long-lived assets ...............         148           --           14            --
   Restructuring and other activities ............         221           --           20            --
                                                      --------     --------     --------      --------
        Total operating expenses .................       4,596       26,756          421           486
                                                      --------     --------     --------      --------
Loss from operations .............................      (4,367)     (26,480)        (400)         (481)
Chapter 11-related reorganization items ..........      (2,476)          --         (227)           --
 Interest and other income, net ..................      15,957          849        1,463            15
                                                      --------     --------     --------      --------
Net loss before income taxes .....................       9,114      (25,631)         836          (466)
   Benefit for income taxes ......................         (20)         414           (2)            8
                                                      --------     --------     --------      --------
Net loss .........................................    $  9,134     $(26,045)         838%         (474)%
                                                      ========     ========     ========      ========


                                                               NINE MONTHS ENDED DECEMBER 31,
                                                      ------------------------------------------------
                                                        2001         2000         2001          2000
                                                      --------     --------     --------      --------
                                                                                      % OF TOTAL
                                                                                      NET REVENUE
NET REVENUE:
   License .......................................    $  2,131     $ 10,056           45%           41%
   Services ......................................       2,591       14,333           55            59
                                                      --------     --------     --------      --------
       Total net revenue .........................       4,722       24,389          100           100
                                                      --------     --------     --------      --------
COST OF NET REVENUE:
   License .......................................         202        1,014            4             4
   Amortization of purchased technology ..........          --        1,449           --             6
   Services ......................................       2,739       15,245           58            63
                                                      --------     --------     --------      --------
        Total cost of net revenue ................       2,941       17,708           62            73
                                                      --------     --------     --------      --------
        Gross profit .............................       1,781        6,681           38            27
                                                      --------     --------     --------      --------
OPERATING EXPENSES:
   Sales and marketing ...........................       6,549       28,285          139           116
   Research and development ......................       5,444       16,973          115            70
   General and administrative ....................       5,553        5,700          118            23
   Amortization of intangibles ...................          --       22,443           --            92
   Impairment of long-lived assets ...............       1,756           --           37            --
   Restructuring and other activities ............       1,957           --           41            --
                                                      --------     --------     --------      --------
        Total operating expenses .................      21,259       73,401          450           301
                                                      --------     --------     --------      --------
Loss from operations .............................     (19,478)     (66,720)        (412)         (274)
Chapter 11-related reorganization items ..........      (2,476)          --          (52)           --
 Interest and other income, net ..................      16,282        2,907          345            12
                                                      --------     --------     --------      --------
Net loss before income taxes .....................      (5,672)     (63,813)        (119)         (262)
   Benefit for income taxes ......................         (25)         414           (1)            2
                                                      --------     --------     --------      --------
Net loss .........................................    $ (5,647)    $(64,227)        (118)%        (264)%
                                                      ========     ========     ========      ========


COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

REVENUE

   Total net revenue decreased 80% to $1.1 million in the quarter ended December 31, 2001 from $5.5 million in the same quarter of fiscal 2001.

   License. License revenue decreased 71% from $1.6 million in the quarter ended December 31, 2000 to $458,000 in the quarter ended December 31, 2001. License revenue as a percentage of total net revenue was 42% in the quarter ended December 31, 2001 and 29% in the quarter ended December 31, 2000. The decrease in license revenue in absolute dollars from the quarter ended December 31, 2000 to the comparable quarter in fiscal 2002 was a result of the decrease in the number of license transactions due to the current economic environment, our restructuring and reductions in our operations. Substantially all of our license revenue for the quarter ended December 31, 2001, was generated from our Japanese subsidiary and our operations in Japan.

   Services. Services revenue decreased 84% to $633,000 in the quarter ended December 31, 2001 from $3.9 million in the quarter ended December 31, 2000. Services revenue as a percentage of total net revenue was 58% in the quarter ended December 31, 2001 and 71% in the same period of fiscal 2001. The decrease in services revenue in absolute dollars in fiscal 2002 is attributable to a decrease in the number of license transactions.

COST OF REVENUE

   License. Cost of license revenue decreased 97% to $12,000 in the quarter ended December 31, 2001 from $382,000 in the quarter ended December 31, 2000. Cost of license revenue as a percentage of total net revenue was 1% in the quarter ended December 31, 2001 and 7% in the comparable quarter of fiscal 2001. The decrease in cost of license revenue is attributable to the decrease in the number of new license transactions.

   Amortization of Purchased Technology. There was no expense for amortization of purchased technology in the quarter ended December 31, 2001. This represents a decrease from $469,000 in the quarter ended December 31, 2000. The expenses for amortization of purchased technology in fiscal 2001 were due to the amortization of existing technology acquired in our acquisition of ConnectInc.com. As a result of the sale in March 2001 of the ConnectInc.com product, MarketMaker, to Digital River this cost will not recur.

   Services. Cost of services revenue decreased 81% to $850,000 in the quarter ended December 31, 2001 from $4.4 million in the quarter ended December 31, 2000. Cost of services revenue as a percentage of total net revenue was 78% in the quarter ended December 31, 2001 and 80% in the same quarter of fiscal 2001. The decrease in cost of services revenue in absolute dollars in fiscal 2002 is primarily due to lower costs associated with decreased personnel and subcontractor expenses in our services organization, resulting from multiple restructurings and reductions in personnel. Services experienced a negative gross margin in the quarter ended December 31, 2001 as a result of excess capacity in our consulting organization.

OPERATING EXPENSES

   Sales and Marketing. Sales and marketing expenses decreased 85% to $1.7 million in the quarter ended December 31, 2001 from $11.0 million in the quarter ended December 31, 2000. Sales and marketing expenses declined in absolute dollars in the quarter ended December 31, 2001 primarily due to decreased personnel-related costs and other cost-cutting measures, as well as decreased advertising and other marketing activities. We significantly decreased our sales and marketing activities in the quarter, and expect very little future sales and marketing expenses.

   Research and Development. Research and development expenses decreased 78% to $1.3 million in the quarter ended December 31, 2001 from $5.9 million in the same quarter of fiscal 2001. Research and development expenses declined in absolute dollars in fiscal 2002 as a result of a decrease in the number of engineering and product development personnel and consultants. We expect no future research and development activities after the sale to PeopleSoft.

   General and Administrative. General and administrative expenses decreased 50% to $1.2 million in the quarter ended December 31, 2001 from $2.4 million in the comparable quarter in fiscal 2001. General and administrative expenses decreased in absolute dollars in fiscal 2002 due to a decrease in the number of administrative personnel and personnel-related costs. We expect general and administrative costs to continue to decline significantly as a result of our sale to PeopleSoft and reductions in personnel to eight or fewer employees.

   Amortization of Intangibles. There was no expense for amortization of intangibles in the quarter ended December 31, 2001. This represented a decrease from $7.5 million in the same quarter of fiscal 2001. The expenses for amortization of purchased technology in the quarter ended December 31, 2000 were principally due to the amortization of existing technology acquired in our acquisition of ConnectInc.com. As a result of the sale in March 2001 of the ConnectInc.com product, MarketMaker, to Digital River, this cost will not recur.

   Impairment and Loss on Disposal of Long-lived Assets. During the three months ended December 31, 2001, we sold excess furniture and fixtures and computer equipment with a net book value of approximately $245,000. We incurred a net loss of approximately $148,000 on the sale of those assets.

   Restructuring and Other Activities. In January 2001, we announced our first strategic restructuring plan, designed to reduce operating expenses. In connection with the restructuring, we reduced our workforce by 36 employees, and significantly reduced our use of outside contract labor. We also made provisions for reductions in office space and disposed of related assets. The total amount of the restructuring charge was $1.4 million and was comprised of $590,000 in employee-related expenses for employee terminations, $749,000 of estimated expenses for facilities-related charges, and $24,000 for the disposal of certain excess capital equipment. Of these amounts, $1.3 million were cash-related charges, and $24,000 were non-cash charges. As of December 31, 2001, we had incurred costs totaling $968,000 related to this restructuring, which required $944,000 in cash expenditures. As part of the Chapter 11 Filing, we intend to reject certain of the leases and contracts accrued in our first restructuring plan as allowed under the terms of the United States Bankruptcy Code. Consequently, we reduced the related accrual by approximately $351,000 in the quarter ended December 31, 2001. The reduction has been classified as a Chapter 11 related reorganization item in the accompanying condensed consolidated statement of operations included elsewhere herein.

   In April 2001, we undertook a second restructuring designed to reduce operating expenses. In connection with this restructuring, we reduced our workforce by another 77 employees, who were employed in all functional areas of the Company. All employees were notified of their terminations during the quarter that ended June 30, 2001. The total amount of the restructuring charge was $753,000, comprised entirely of employee-related expenses for employee terminations and entirely cash-related charges. As of December 31, 2001, we had incurred costs totaling approximately

$750,000 related to the restructuring, all of which were cash-related. The remaining reserve for this restructuring is approximately $3,000, which is included in accrued liabilities.

   In July 2001, we announced a third strategic restructuring plan, designed to further reduce operating expenses. In this restructuring, we reduced our workforce by approximately 80 full-time positions and closed our India operations. This restructuring affected headcount in all functional areas. The total amount of the restructuring charge was approximately $1.1 million, comprised of $985,000 in employee-related expenses for employee terminations, and $162,000 of estimated expenses for facilities-related charges. All charges incurred were cash-related charges. As of December 31, 2001, we had incurred costs totaling approximately $1.0 million related to the restructuring, all of which were cash-related. The remaining reserve for this restructuring is approximately $91,000, which is included in accrued liabilities. In the three months ended December 31, 2001, we incurred lower than anticipated costs associated with payroll taxes, and reduced our restructuring reserves related to this restructuring by approximately $27,000.

   In connection with the sale to PeopleSoft, approximately 40 of our employees became employees of PeopleSoft, leaving us with approximately 8 employees to perform the remaining tasks necessary to conclude our bankruptcy proceedings and other administrative matters. In anticipation of this sale and the pending Bankruptcy filing, we further reduced our workforce by approximately 9 full-time positions in December and will reduce our workforce as appropriate going forward consistent with administration of our Chapter 11 proceedings and proposal and confirmation of our plan of reorganization. The total amount of the related restructuring charge was approximately $248,000, all of which consisted of employee-related expenses for employee terminations, and all are cash-related charges. As of December 31, 2001, we had incurred costs totaling approximately $145,000 related to the restructuring, all of which were cash-related. The remaining reserve for this restructuring is approximately $103,000, which is included in accrued liabilities.

   The following table lists the components of the January, April, July and December 2001 restructuring charges for the three and nine months ended December 31, 2001 (in thousands):

                                                                    EXCESS
                                                                   FACILITIES
                                                      EMPLOYEE        AND
                                                        COSTS      EQUIPMENT      TOTAL
                                                      --------     ----------    -------
Balance at March 31, 2001 ........................     $   217      $   588      $   805
   Adjustment to reserve .........................         (37)          (6)         (43)
   Reserve established, April restructuring ......         753           --          753
   Reserve utilized ..............................        (777)        (185)        (962)
                                                       -------      -------      -------
Balance at June 30, 2001 .........................     $   156      $   397      $   553
   Adjustment to reserve .........................        (121)          --         (121)
   Reserve established, July restructuring .......         985          162        1,147
   Reserve utilized ..............................        (875)         (57)        (932)
                                                       -------      -------      -------
Balance at September 30, 2001 ....................     $   145      $   502      $   647
   Adjustment to reserve .........................         (27)          --          (27)
   Adjustment for rejected leases ................          --         (351)        (351)
   Reserve established, December restructuring ...         248           --          248
   Reserve utilized ..............................        (225)         (95)        (320)
                                                       -------      -------      -------
Balance at December 31, 2001 .....................     $   141      $    56      $   197
                                                       =======      =======      =======

CHAPTER 11 RELATED REORGANIZATION ITEMS

   The accompanying condensed consolidated financial statements have been prepared in accordance with SOP 90-7. SOP 90-7 requires charges, including professional fees, realized gains and losses and provisions for losses resulting from the reorganization and restructuring of the business due to our bankruptcy filing to be reported separately. Included in reorganization items are the estimated claims on rejected leases of approximately $2.0 million not previously accrued under a restructuring plan, and professional fees of $507,000.

REALIZED GAINS ON SALE OF SECURITIES

   On March 20, 2001, we sold the assets of ConnectInc.com, our wholly-owned subsidiary, consisting of Connect's MarketMaker product line, in exchange for approximately 1.63 million shares of common stock of Digital River, Inc., valued at $7.9 million on the date of sale. The agreement with Digital River included a contingent earnout whereby we were eligible receive additional shares of Digital River's common stock based upon the revenue generated by the MarketMaker product, from sales by Digital River or by us, over the 13 months following March 21, 2001. According to the terms of the contingent earnout, as of September 30, 2001, based upon revenue generated by the MarketMaker product, we received notice on October 23, 2001 from Digital River that we were eligible for issuance of and did receive approximately 60,000 additional shares of Digital River common stock. We commenced sales of Digital River stock on October 23, 2001. As of December 31, 2001, we sold all 1.69 million shares of common stock for net proceeds of approximately $24.4 million, and a realized gain of approximately $16.6 million.

IMPAIRMENT OF LONG TERM INVESTMENTS

For the quarter ended December 31, 2001, we incurred losses on our equity investments of approximately $390,000. The losses related primarily to declines in the fair value of our investments in privately held companies, which we deemed to be other than temporary.

INTEREST AND OTHER INCOME/(EXPENSE)

   Interest and other expense, net, was $211,000 in the quarter ended December 31, 2001, a decline from income of $849,000 in the same quarter of fiscal 2001. The decrease in the third quarter of fiscal 2002 is primarily due to a reduction in interest income resulting from the liquidation of investments to fund ongoing operations, including the sale of our Digital River stock, as well as increased losses on currency exchange

INCOME TAXES

   We have incurred operating losses for all periods from inception through December 31, 2001, and therefore have not recorded a provision for federal or state income taxes. However, we have generated revenues and established sales subsidiaries in foreign locales. Accordingly, we have recorded a provision for international income taxes. In the quarter ended December 31, 2001 we recorded a reduction to the provision for income taxes of $20,000, representing an adjustment of franchise tax obligations. We are in the process of liquidating, dissolving or closing down all of our foreign subsidiaries.

COMPARISON OF THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000

REVENUE

   Total net revenue decreased 81% to $4.7 million in the nine months ended December 31, 2001 from $24.4 million in the same period of fiscal 2001.

   License. License revenue decreased 79% to $2.1 million in the nine months ended December 31, 2001 from $10.1 million in nine months ended December 31, 2000. License revenue as a percentage of total net revenue was 45% in the nine months ended December 31, 2001, and 41% in the comparable nine month period of fiscal 2001. The decrease in license revenue in absolute dollars from the nine months ended December 31, 2000 to the comparable period ended December 31, 2001 is attributable primarily to an absolute decrease in the number of license transactions, due to declining economic conditions, our restructurings and reductions in operations.

   Services. Services revenue decreased 82% to $2.6 million in the nine months ended December 31, 2001 from $14.3 million in the same period of fiscal 2001. Services revenue as a percentage of total net revenue was 55% in the nine months ended December 31, 2001 and 59% in the nine months ended December 31, 2000. The decrease in services revenue in absolute dollars in the nine months ended December 31, 2001 is attributable to a decrease in the number of license transactions.

COST OF REVENUE

   License. Cost of license revenue decreased 80% to $202,000 in the nine months ended December 31, 2001 from $1.0 million in the nine months ended December 31, 2000. Cost of license revenue as a percentage of total net revenue was 4% in both the nine months ended December 31, 2000 and December 31, 2001. The decrease in absolute dollars over the period is attributable to both lower revenues and a decline in the number of new license transactions.

   Amortization of Purchased Technology. There was no expense for amortization of purchased technology in the nine months ended December 31, 2001. This represented a decrease from $1.4 million in the nine months ended December 31, 2000. The expenses for amortization of purchased technology in the nine months ended December 31, 2000 were due to the amortization of existing technology acquired in our acquisition of ConnectInc.com. As a result of the sale in March 2001 of the ConnectInc.com product, MarketMaker, to Digital River, this cost will not recur.

   Services. Cost of services revenue decreased 82% to $2.7 million in the nine months ended December 31, 2001 from $15.2 million in the comparable period of fiscal 2001. Cost of services revenue as a percentage of total net revenue was 58% in the nine months ended December 31, 2001 and 63% in the nine months ended December 31, 2000. The decrease in cost of services revenue in absolute dollars in fiscal 2002 is primarily due to lower costs associated with decreased personnel and subcontractor expenses in our services organization. Services experienced negative gross margins in both the nine months ended December 31, 2001 and December 31, 2000 as a result of excess capacity in our services organization.

OPERATING EXPENSES

   Sales and Marketing. Sales and marketing expenses decreased 77% to $6.5 million in the nine months ended December 31, 2001 from $28.3 million in the nine months ended December 31, 2000. Sales and marketing expenses decreased in absolute dollars in the nine months ended December 31, 2001 primarily due to decreased personnel-related costs as well as decreased advertising and other marketing activities. We significantly decreased our sales and marketing activities over the period and expect little future sales and marketing expenses.

   Research and Development. Research and development expenses decreased 68% to $5.4 million in the nine months ended December 31, 2001 from $17.0 million in the comparable period of fiscal 2001. Research and development expenses decreased in absolute dollars in the nine months ended December 31, 2001 as a result of a decrease in the number of engineering and product development personnel and consultants. We expect to have no future research and development activities after the sale to PeopleSoft.

   General and Administrative. General and administrative expenses decreased 2% to $5.6 million in nine months ended December 31, 2001 from $5.7 million in the comparable nine month period in fiscal 2001. The modest decrease in general and administrative expenses in absolute dollars in fiscal 2002 is due to reductions in administrative personnel and personnel-related costs, offset by the cancellation of employee and executive loans and increased costs for professional services. We expect general and administrative expenses to continue to decline after our sale to PeopleSoft and reduction in personnel to eight or fewer employees.

   Amortization of Intangibles. There was no expense for amortization of intangibles in the nine months ended December 31, 2001. This represented a decrease from $22.4 million in the comparable period of fiscal 2001. The expenses for amortization of purchased technology in fiscal 2001 were principally due to the amortization of existing technology acquired in our acquisition of ConnectInc.com. As a result of the sale in fiscal 2001 of the ConnectInc.com product, MarketMaker, to Digital River, this cost will not recur.

   Impairment and Loss on Disposal of Long-lived Assets. Due to the large amount of excess computer equipment and software on hand at September 30, 2001, primarily resulting from our reductions in force announced in April and July 2001, an assessment of the carrying value of property and equipment was performed. All excess capital equipment (i.e. no longer in service) was reduced to its residual value based on published resale information. The carrying value of assets determined not to have any significant resale value was reduced to zero. As a result, we recorded an impairment charge of $217,000.

   In September 2001, we also reevaluated the carrying value of our software. All excess software (i.e. no longer in service) was determined not to have any significant resale value and was reduced to zero. As a result, we recorded an impairment charge of $650,000.

   In September 2001, we also reevaluated the carrying value of our furniture and fixtures. All excess furniture and fixtures (i.e. no longer in service) were determined not to have any significant resale value and were reduced to zero. As a result, we recorded an impairment charge of $118,000.

   During the nine months ended December 31, 2001, we also sold and disposed of approximately $2.0 million of excess furniture and fixtures and computer equipment with a net book value of approximately $1.1 million. We incurred a net loss of approximately $959,000 on the sale of those assets.

   Restructuring and Other Activities. In January 2001, we announced our first strategic restructuring plan, designed to reduce operating expenses. In connection with the restructuring, we reduced our workforce by 36 employees, and significantly reduced our use of outside contract labor. We also made provisions for reductions in office space disposed of related assets. The total amount of the restructuring charge was $1.4 million and was comprised of $590,000 in employee-related expenses for employee terminations, $749,000 of estimated expenses for facilities-related charges, and $24,000 for the disposal of certain excess capital equipment. Of these amounts, $1.3 million were cash-related charges, and $24,000 were non-cash charges. As of December 31, 2001, we had incurred costs totaling $968,000 related to this restructuring, which required $944,000 in cash expenditures. As part of the Chapter 11 Filing, we intend to reject certain of the leases and contracts accrued in our first restructuring plan as allowed under the terms of the United States Bankruptcy Code. Consequently, we reduced the related accrual by approximately $351,000 in the quarter ended December 31, 2001. The reduction has been classified as a Chapter 11 related reorganization item in the accompanying condensed consolidated statement of operations.

   In April 2001, we undertook a second restructuring designed to reduce operating expenses. In connection with this restructuring, we reduced our workforce by another 77 employees, who were employed in all functional areas of the Company. All employees were notified of their terminations during the quarter that ended June 30, 2001. The total amount of the restructuring charge was $753,000, comprised entirely of employee-related expenses for employee terminations and entirely cash-related charges. As of December 31, 2001, we had incurred costs totaling approximately $750,000 related to the restructuring, all of which were cash-related. The remaining reserve for this restructuring is approximately $3,000, which is included in accrued liabilities.

   In July 2001, we announced a third strategic restructuring plan, designed to further reduce operating expenses. In this restructuring, we reduced our workforce by approximately 80 full-time positions and closed our India operations. This restructuring affected headcount in all functional areas. The total amount of the restructuring charge was approximately $1.1 million, comprised of $985,000 in employee-related expenses for employee terminations, and $162,000 of estimated expenses for facilities-related charges. All charges incurred were cash-related charges. As of December 31, 2001, we had incurred costs totaling approximately $1.0 million related to the restructuring, all of which were cash-related. The remaining reserve for this restructuring is approximately $91,000, which is included in accrued liabilities. In the three months ended December 31, 2001, we incurred lower than anticipated costs associated with payroll taxes, and reduced our restructuring reserves related to this restructuring by approximately $27,000.

   In connection with the sale to PeopleSoft, approximately 40 of our employees became employees of PeopleSoft, leaving us with approximately 8 employees to perform the remaining tasks necessary to conclude our bankruptcy proceedings and other administrative matters. In anticipation of this sale and the pending Bankruptcy filing, we further reduced our workforce by approximately 9 full-time positions in December and will reduce our workforce as appropriate going forward consistent with administration of our Chapter 11 proceedings and proposal and confirmation of our plan of reorganization. The total amount of the related restructuring charge was approximately $248,000, all of which consisted of employee-related expenses for employee terminations, and all are cash-related charges. As of December 31, 2001, we had incurred costs totaling approximately $145,000 related to the restructuring, all of which were cash-related. The remaining reserve for this restructuring is approximately $103,000, which is included in accrued liabilities.

   The following table lists the components of the January, April, July and December 2001 restructuring charges for the three and nine months ended December 31, 2001 (in thousands):

                                                                    EXCESS
                                                                  FACILITIES
                                                      EMPLOYEE        AND
                                                        COSTS      EQUIPMENT      TOTAL
                                                      --------    ----------     -------
Balance at March 31, 2001 ........................     $   217      $   588      $   805
   Adjustment to reserve .........................         (37)          (6)         (43)
   Reserve established, April restructuring ......         753           --          753
   Reserve utilized ..............................        (777)        (185)        (962)
                                                       -------      -------      -------
Balance at June 30, 2001 .........................     $   156      $   397      $   553
   Adjustment to reserve .........................        (121)          --         (121)
   Reserve established, July restructuring .......         985          162        1,147
   Reserve utilized ..............................        (875)         (57)        (932)
                                                       -------      -------      -------
Balance at September 30, 2001 ....................     $   145      $   502      $   647
   Adjustment to reserve .........................         (27)          --          (27)
   Adjustment for rejected leases ................          --         (351)        (351)
   Reserve established, December restructuring ...         248           --          248
   Reserve utilized ..............................        (225)         (95)        (320)
                                                       -------      -------      -------
Balance at December 31, 2001 .....................     $   141      $    56      $   197
                                                       =======      =======      =======

CHAPTER 11 RELATED REORGANIZATION ITEMS

   The accompanying condensed consolidated financial statements have been prepared in accordance with SOP 90-7. SOP 90-7 requires charges, including professional fees, realized gains and losses and provisions for losses resulting from the reorganization and restructuring of the business due to our bankruptcy filing to be reported separately. Included in reorganization items are the estimated claims not previously accrued under a restructuring plan of approximately $2.0 million, and professional fees of $507,000.

REALIZED GAINS ON SALE OF SECURITIES

   On March 20, 2001, we sold the assets of ConnectInc.com, our wholly-owned subsidiary, consisting of Connect's MarketMaker product line, to Digital River, Inc.,in exchange for approximately 1.63 million shares of common stock of Digital River, valued at $7.9 million on the date of sale. The agreement with Digital River included a contingent earnout whereby we were eligible receive additional shares of Digital River's common stock based upon the revenue generated by the MarketMaker product, from sales by Digital River or by us, over the 13 months following March 21, 2001. According to the terms of the contingent earnout, as of September 30, 2001, based upon revenue generated by the MarketMaker product, we received notice on October 23, 2001 from Digital River that we were eligible to receive, and did receive, approximately 60,000 additional shares of Digital River common stock. We commenced sales of Digital River stock on October 23, 2001. As of December 31, 2001, we sold all 1.69 million shares of common stock for net proceeds of approximately $24.4 million, and a realized gain of approximately $16.6 million.

IMPAIRMENT OF LONG TERM INVESTMENTS

For the nine months ended December 31, 2001, we incurred losses on our equity investments of approximately $390,000. The losses related primarily to declines in the fair value of our investments in privately held companies, which we deemed to be other than temporary.

INTEREST AND OTHER INCOME/(EXPENSE), NET

   Interest and other income, net, was $114,000 in the nine months ended December 31, 2001, a decrease from $2.9 million in the comparable period of fiscal 2001. The decrease in the nine months ended December 31, 2001 is primarily due to a reduction in interest income resulting from the liquidation of investments to fund ongoing operations, as well as increased losses on currency exchange.

INCOME TAXES

   We have incurred operating losses for all periods from inception through December 31, 2001, and therefore have not recorded a provision for federal or state income taxes. However, we have generated revenues and established sales subsidiaries in foreign locales. Accordingly, the Company has recorded a provision for international income taxes. In the nine months ended December 31, 2001, we recorded a reduction to the provision for income taxes of $25,000, representing an adjustment of tax obligations pertaining to franchise taxes and international income taxes. We are in the process of liquidating and closing down all of our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

   As of December 31, 2001, we had $21.9 million of cash and cash equivalents and $1.1 million of short-term investments, compared with $8.4 million of cash and cash equivalents and $24.4 million of short-term investments (which included shares of Digital River common stock at $7.9 million) as of March 31, 2001. The increase in cash and cash equivalents is largely attributed to the sale of all of the shares of Digital River common stock held by us. As of December 31, 2001, we had sold all 1.69 million shares of Digital River common stock for net proceeds of approximately $24.4 million, and a realized gain of approximately $16.6 million.

   With the exception of the proceeds from the sale to PeopleSoft, we expect cash and cash equivalents to decrease in the next quarter and beyond, as we cease operations, and we expect cash used in operating and investing activities to continue to be greater than cash provided by financing activities.

   Cash used in operating activities was $8.7 million for the nine months ended December 31, 2001, primarily from net losses, net of non-cash expenses including depreciation, impairment of long-lived assets, amortization and forgiveness of stockholder notes receivable, and decreases in accrued liabilities and accounts payable, offset by a decrease in accounts receivable. Cash used in operating activities was $36.9 million for the nine months ended December 31, 2000, primarily from net losses, net of non-cash expenses including depreciation, amortization and stock compensation, offset by decreases in accounts payable and accounts receivable.

   Net cash provided by investing activities was $23.4 million for the nine months ended December 31, 2001, primarily related to sales and maturities of investments, including the sale of all of our Digital River stock. Net cash provided by investing activities of $13.3 million for the nine months ended December 31, 2000 related primarily to the sales and maturity of investments.

   Financing activities used $1.2 million in the nine months ended December 31, 2001, primarily as a result of payments on debt and leases. Net cash provided by financing activities of $2.9 million for the nine months ended December 31, 2000 consisted primarily of net proceeds from sales of our common stock through the exercise of stock options, offset by payments on debt and leases. We have used debt and leases to partially finance our operations and capital purchases.

   At December 31, 2001, we had $85,000 of current lease obligations pertaining to computer and office equipment due through January 2003.

   The terms of one of our former bank loans required us to meet certain monthly and quarterly financial tests, including minimum operating results and certain liquidity, leverage and debt service ratios. At September 30, 2001 we were not in compliance with the financial covenants concerning our quick ratio, minimum tangible net worth and profitability due to larger than expected net operating losses. We provided the bank with $500,000 of additional cash to secure the loan, resulting in the bank holding restricted cash in the amount of $1,250,000 to secure our obligations to them. As a result of our default of these covenants, without a waiver, the bank had the right to accelerate payment of all amounts outstanding under the commitment on demand, including outstanding interest and any penalties. The Company repaid these notes in full in November 2001 and the restricted cash was released.

     In July, in order to retain key employees after our reductions in force, we agreed to pay retention bonuses on the earlier of January 31, 2002 or the occurrence of a change in our ownership, a further workforce reduction, a dissolution, reorganization or restructuring. In accordance with the terms of the retention plan, as a consequence of our voluntary petition for reorganization under Chapter 11 on December 14, 2001, the retention bonuses of approximately $865,000 were paid in cash in December 2001 prior to the bankruptcy filing. We have also placed $160,000 in escrow as a retention bonus payable to eight key employees if they remain in PeopleSoft's employ for a period of six months after the closing of our sale of assets to PeopleSoft.

   We do not expect to make capital expenditures over the next 12 months, however, our capital requirements will depend on many factors, including the success of our reorganization, the form of our Chapter 11 plan of reorganization, the aggregate amount to be fully distributed to creditors to satisfy claims, the amount of any unknown claims or contingent claims from creditors or equity holders, the outcome of litigation, the cost to shut-down our international subsidiaries and the costs of administering our Chapter 11 process, including legal, management, accounting and other fees.

   We have incurred quarterly and annual operating losses in each of the seven years since we were formed. Our auditors have included a paragraph in their report related to our consolidated financial statements for the most recent fiscal year indicating that substantial doubt exists as to our ability to continue as a going concern. We believe that cash from operations and our asset sale agreement with PeopleSoft will provide sufficient funds to allow us to continue our operating activities and to meet our obligations as they become due while a plan of reorganization is developed and considered. Although we expect to satisfy all known, nondisputed, non-contingent claims, at this time, we do not know if cash will be sufficient to pay all claims in full or to make a distribution to stockholders.

POST FILING LIQUIDITY

   On December 14, 2001 we filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code and as such all pending claims and litigation against us are stayed automatically. Accordingly, we may reject or assume pre-petition executory contracts as allowed by the Bankruptcy Code. We are currently reviewing all pre-petition executory contracts to determine which commitments will be assumed or rejected by us.

     Currently, subject to resolution of outstanding contingent claims, we believe that all known, non-disputed, non-contingent claims will be paid under "Legal Proceedings" in Item 1, Part II below. However, we are subject to certain contingent liabilities as described in Note 8 below. Consequently, there is no assurance that there will be sufficient assets to satisfy our pre-petition liabilities in whole. Under a plan of reorganization, pre-petition creditors could receive less than 100% of the face value of their claims. Although we expect that we will have excess assets after payment of liabilities, and that there is value for our equity securities, there is no assurance that the holders of our equity securities will receive value for their interests. Until resolution of such claims, we may be unable to make a distribution to its equity securities, if at all. In addition, we have not yet determined what our proposed plan will be, whether we will liquidate and distribute all remaining assets after satisfaction of liabilities, or whether we will merge or combine with or be sold to another entity. It is not possible to predict the outcome of the Chapter 11 Case, the terms and provisions of any plan of reorganization, or the effect of the Chapter 11 reorganization process on the claims of our creditors or the interests of our equity security holders.

RECENT ACCOUNTING PRONOUNCEMENTS

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS 141 will not have a significant impact on our financial statements.

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We believe that the adoption of SFAS 142 will not have a significant impact on our financial statements.

   In July 2001, the Financial Account Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached final consensus on EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor's financial statements not as an expense, but as an offset to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" ("EITF 01--09"). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. We are required to adopt these new standards no later than the quarter ending March 31, 2002. We do not believe that EITF 00-25, EITF 01-09, and the accompanying interpretive guidance will have any impact on our financial position, results of operations, and cash flows.

   In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. This Statement retains many of the fundamental provisions of SFAS 121 and expands the scope of discontinued operations to include more disposal transactions. We do not expect that the adoption of SFAS 144 will have a significant impact on our financial statements.

   In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143 ("SFAS 143") "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. Earlier adoption is encouraged. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are assessing the impact the adoption of SFAS 143 will have on our financial statements.

   In February 2002, the FASB issued Topic Number D-103 "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred", which is effective for financial statements beginning after December 31, 2001. Topic Number D-103 requires that reimbursements received for out-of-pocket expenses incurred, generally, be characterized as revenue in the statement of operations. We are currently assessing the impact of this guidance on our financial statements.

                FACTORS THAT COULD AFFECT OUR FUTURE PERFORMANCE

   Our future performance and ability to implement a plan of reorganization is subject to a variety of risks. If any of the following risks actually occur, our business could be harmed and the trading price of our common stock could decline. You should also refer to the other information contained in this report, including our financial statements and the related notes.

OUR BANKRUPTCY FILING MAY HAVE UNANTICIPATED ADVERSE IMPACTS ON OUR BUSINESS.

   On December 14, 2001, we filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, we are presently operating our business as a debtor-in-possession.

   Currently, neither we nor our creditors have proposed a plan of reorganization and there can be no assurance that the Bankruptcy Court will confirm any plan of reorganization that we or our creditors or our equity committee may propose. As provided by the Bankruptcy Code, we initially have the exclusive right to propose a plan of reorganization for 120 days following the filing of our Chapter 11 petition. If we fail to file a plan of reorganization during such period or any extension thereof, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Case may be permitted to propose their own plan or plans of reorganization. The failure to have a plan of reorganization approved by the Bankruptcy Court could result in a liquidation of our remaining assets, consisting predominantly of our cash, cash equivalents, net operating losses, equity investments and corporate shell. During the Chapter 11 Case, we have incurred, and will continue to incur, significant costs associated with the reorganization, including, but not limited to, professional fees and other cash demands typical in bankruptcy proceedings. These costs, which are being expensed as incurred, are expected to significantly affect our results of operations and decrease assets available for use in the reorganization. Further, our Chapter 11 filing, and the potential adverse publicity associated with it, may have adverse effects on our business and ability to reorganize. Our current vendors may attempt to cancel services or renegotiate existing arrangements.

   In addition, we have not yet proposed our plan of reorganization, and it is uncertain at this time what will be the effect of the plan on our creditors and stockholders. We do not know if the plan will provide for payment of the whole or part of the claims of our creditors, nor whether there will be a distribution to stockholders. Due to the existence of contingent claims, such as the securities class action lawsuit filed against us, we may not be able to make a full distribution for some time, even if a distribution is made at all. We also may propose in the plan a further sale of the company to an unrelated third party, which could result in our stockholders becoming stockholders in the combined entity. Consequently, confirmation of our plan may be delayed, we may be unable to develop, prosecute, confirm and consummate a plan of reorganization, and may incur unanticipated expenses of and liabilities associated with litigation and bankruptcy.

WE HAVE A HISTORY OF LOSSES, WE HAVE SOLD ALL OF OUR PRODUCTS AND ASSOCIATED ASSETS TO OTHER COMPANIES, AND DO NOT EXPECT TO GENERATE FUTURE OPERATING RESOURCES.

   Since inception, we have funded our business primarily through selling our stock, not from cash generated by our business. We have incurred quarterly and annual losses in each of the seven years since we were formed. We incurred net operating losses of $4.4 million and $19.5 million for the three and nine months ended December 31, 2001, respectively.

   We have sold all of our intellectual property, trademarks, tradenames, patents, copyrights, and associated assets, including the intellectual property related to our products, and we have scaled back our business to only very limited administrative functions. Our sole source of income is anticipated to be interest income earned on the cash realized from the sale of our operating assets and, potentially, proceeds from the sale of remaining tangible assets, and returns that may be generated from our limited equity investments in generally high-risk technology start-up companies. This income may not be sufficient to cover our administrative costs and other costs, such as ongoing litigation and the winding down of our international subsidiaries. We may have insufficient cash to satisfy all of the claims of our creditors or to make a distribution to stockholders.

OUR ABILITY TO CONTINUE AS A "GOING CONCERN" IS UNCERTAIN.

   The accompanying condensed consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates continuity of operations, timely payment for services by customers, control of operating costs and expenses and the realization of asset sales and liquidation of liabilities and commitments. The bankruptcy filing and related circumstances, including our default on all pre-petition debt, the losses from operations, as well as current economic conditions, raise substantial doubts about our ability to continue as a going concern. The appropriateness of reporting on a going concern basis is dependent upon, among other things, the availability of sufficient capital to meet expenses, confirmation of a plan of reorganization, future profitable operations, customer and employee retention and the ability to generate sufficient cash from operations and financing sources to meet our obligations as they become due. We have assumed all of the foregoing. Should some or all of our assumptions prove to be unfounded or prove to be untrue in the future, our results of operations and financial condition will be adversely affected and our ability to continue as a going concern will be doubtful.

WE ARE NO LONGER LISTED ON THE NASDAQ NATIONAL MARKET AND THE MARKET IN OUR STOCK MAY NOT CONTINUE

   In July 2001 our common stock was delisted from the Nasdaq National Market. Our common stock is quoted on the Nasdaq Over-the-Counter (OTC) bulletin board quotation service. This has reduced the market and liquidity of our common stock and consequently the ability of our stockholders and broker/dealers to purchase and sell our shares in an orderly manner or at all. The volume of trading in our stock has continued to decline since our bankruptcy filing. Trading in our common stock through market makers and quotation on the OTC Bulletin Board entails other risks. Due in part to the decreased trading price of our common stock and reduced analyst coverage, the trading price of our common stock may change quickly, and market makers may not be able to execute trades as quickly as they could when the common stock was listed on the Nasdaq National Market. Although trading continues, we expect that trading in our common stock may cease once a plan of reorganization is proposed and a record date for approval of the plan is established.

PENDING LITIGATION COULD SERIOUSLY HARM OUR BUSINESS.

   Since March 2001, various of our stockholders have filed class action lawsuits against us, certain of our current and former directors and officers and certain underwriters of our initial public offering of common stock in October 1999. The complaints, which have been consolidated, alleged generally that we and other named defendants failed properly to disclose certain underwriting arrangements or terms in connection with our initial public offering, which resulted in the manipulation of the price of our common stock. The lawsuits seek an unspecified amount of damages and are based on transactions in Calico common stock generally between October 1999 and June 2000. The uncertainty associated with these substantial, unresolved lawsuits could seriously harm our business and financial condition. The continued defense of these lawsuits also could result in the diversion of resources. Negative developments with respect to the lawsuits could cause our stock price to decline significantly. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the defense and resolution of these lawsuits, by settlement of otherwise, the size of any such payments could cause us to incur substantial damages and result in decreased distributions to creditors and stockholders. Because the complaints do not specify the amount of damages plaintiffs seek, we are unable to estimate the possible range of damages that could be awarded as a result of the lawsuits. We maintain directors and officers insurance applicable to the lawsuits, but there can be no guarantee that the proceeds of such insurance will be available for defense fees and costs, or payment of any settlement or judgment in the lawsuits. We are also contractually committed to indemnify officers and directors for losses they may incur in defense, settlement, or judgement of such suit. We have not set aside any financial reserves relating to potential damages associated with these lawsuits. Because the lawsuit represents a disputed, contingent, unliquidated claim, we may be unable to confirm a plan of reorganization until resolution of the lawsuit, or may have to set aside a reserve of some or all of the cash that would otherwise be available to satisfy claims of creditors or distributed to stockholders, resulting in a reduced or delayed distribution, or eliminate such distribution in its entirety.

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

   The trading price of our common stock has fluctuated widely in the past and is expected to continue to do so in the future, as a result of a number of factors, many of which are outside our control. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, particularly Internet-related companies, and that have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations has adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Current pending securities class action litigation could result in substantial costs and a diversion of our management's attention and resources. Our common stock reached a high of $31.00 during the year ended March 31, 2001 and traded as low as $0.03 through December 31, 2001.

SOME OF OUR INVESTMENTS IN PORTFOLIO COMPANIES MAY LOSE VALUE OR MAY BECOME IMPAIRED.

    We have investments in several privately held technology companies in development stage. These investments are inherently risky because the companies' businesses may never develop, and we may incur losses related to these investments. We may be required to reduce the value of those investments as reflected on our balance sheet, which also may affect our results of operations. If we incur additional charges to reflect other than temporary declines in the value of our private equity investments below our recorded value, our balance sheet and results of operations will be reduced.

    The market valuations of technology companies have been highly volatile in recent years, and in the most recent year those market valuations have generally trended downward. Because of this downward trend, we incurred charges for the impairment of values of our investment of $390,000 for the three and nine-month periods ended December 31, 2001.

ADDITIONAL CLAIMS MAY BE FILED AGAINST US IN OUR BANKRUPTCY PROCEEDING.

    We may incur additional, unknown claims, as part of our bankruptcy proceeding that we cannot currently determine. If such claims are filed, they will reduce the amount available for distribution to our creditors and stockholders. In addition, as part of our sale of assets to PeopleSoft, PeopleSoft has agreed to provide technical support and assistance to our customers for the current versions of our Configurator and Advisor products, and to correct errors in such products, for a period of one year after the closing. We will no longer be providing such customer support and maintenance. Should the maintenance agreement with any of our customers require us to provide maintenance and support in excess of that provided by PeopleSoft, the customer may be able to file a claim in our bankruptcy proceeding for the loss of such maintenance and support.

WE MAY BE UNABLE TO RETAIN THE PERSONNEL NECESSARY TO MANAGE OUR BUSINESS THROUGH THE BANKRUPTCY PROCEEDING.

We will need to retain select personnel to propose and submit for confirmation our plan of reorganization and complete our bankruptcy proceeding. Although the Board has entered into an agreement with Regent Pacific Management Corporation to provide personnel to fill some of these and other senior management positions, the agreement may be canceled at any time after May 2002. Our agreement with David Powell, Inc., for the provision of the services of our Chief Financial Officer, terminates in February 2002. If the agreement with Regent Pacific or David Powell were canceled or not renewed, the loss of the Regent Pacific personnel and of our Chief Financial Officer could have a material adverse effect on our operations, especially during any transition phase to new management after the cancellation or non-renewal. Similarly, if any adverse change in our relationship with Regent Pacific or David Powell occurs, it could hinder management's ability to direct our business and materially and adversely affect our business, financial condition and results of operations. In addition, the loss of the services of any other key administrative personnel could materially adversely affect our ability to manage our affairs while in bankruptcy.

WE MAY EXPERIENCE INCREASING DIFFICULTY COLLECTING AMOUNTS DUE FROM OUR
CUSTOMERS.

    Although PeopleSoft has, under the terms of our Asset Purchase Agreement and the servicing agreement entered into pursuant thereto, agreed to collect our outstanding accounts receivable and transmit collections to us, we may be unable to collect any of our outstanding accounts receivable. With the recent economic slow down and the down turn in the market for products and services offered by our customers, many of these customers are forecasting that their revenue for the foreseeable future will be lower than anticipated, and some customers have experienced or are likely to experience serious cash flow problems and even bankruptcy. Economic conditions affecting our customers could cause customers to become unable or unwilling to pay us in a timely manner, or at all, for products and services that we have provided them. These customers may also use our bankruptcy filing, sale to PeopleSoft and termination of relations with the customer as a reason to withhold payment on outstanding accounts receivable. Although we have established reserves that we believe are sufficient to cover losses due to bad debts, there can be no assurance that such reserves will be sufficient to cover such losses. If losses due to delays or inability to pay are greater than our reserves, it could harm our business, operating results and financial condition.

DEFECTS IN OUR SOFTWARE PRODUCTS COULD RESULT IN CLAIMS MADE AGAINST US.

    Complex software products like ours may contain undetected errors or defects, that may be detected at any point in the life of the product. We have in the past discovered software errors in our products and as a result have experienced delays in shipment of products during the period required to correct these errors. Errors may be found from time to time in our products after commencement of commercial shipments, resulting in claims made against us in the Chapter 11 Case for increased warranty and repair costs. Since our products are used for company-wide, integral computer applications with potentially strong impacts on our customers' sales of their products, errors, defects or other performance problems could result in financial or other damages to our customers. Litigation over such product claims, even if unsuccessful, would be time consuming and costly, and could reduce the amount available for distribution to creditors and stockholders.

IF PEOPLESOFT MAKES A CLAIM AGAINST US UNDER THE ASSET PURCHASE AGREEMENT, THE PURCHASE PRICE WILL BE REDUCED.

    In connection with our sale of assets to PeopleSoft, $500,000 of the purchase price was deposited in escrow for six months as a non-exclusive remedy to satisfy any claims that PeopleSoft may have against us under the asset purchase agreement. Should PeopleSoft make, and ultimately prevail, on any such claim, the claim will be satisfied from the escrow fund and the amount of the purchase price will be reduced accordingly.

WE INTEND TO WIND UP ALL OF OUR INTERNATIONAL SUBSIDIARIES, WHICH WILL CAUSE US TO INCUR COSTS ASSOCIATED WITH THEIR CLOSURE.

    We intend to wind up and dissolve all of our foreign and domestic subsidiaries, and expect to incur increased costs as a result of their closure for termination of employees, disposal of assets, termination of office leases and related professional costs and fees. Such costs and expenses will reduce the amount of cash that we might otherwise have available for distribution to creditors and stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. However, due to the short-term nature of our cash investments, we do not believe that we have a material risk exposure. Because some of our debt arrangements are based on variable rates of interest, our interest expense is sensitive to changes in the general level of U.S. interest rates. Since these obligations represent a small percentage of our total capitalization, an increase or decrease in interest rates would not significantly increase or decrease interest expense.

   We have also invested in a small number of privately held companies, almost all of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. Our investments are carried at cost unless a decline in the value of the investment occurs, and at such time the investment is written down to its estimated fair value. Investments in privately held Companies aggregated $160,000 and are included in long-term investments in the accompanying condensed consolidated balance sheets. We monitor these investments for changes in value, including impairment, by reference to factors such as the companies' technology, product launch, funding and liquidity.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


   On December 14, 2001 we filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California under Case No. 01-56101 and an order for relief was entered by the Bankruptcy Court. The filing is intended to allow us to remain in possession of our assets and properties, and our existing directors and officers will continue to oversee operation of our business as a debtor-in-possession, subject to supervision and orders of the Bankruptcy Court of matters outside the ordinary course of business. As a result of the Chapter 11 filing, claims against us are subject to an automatic stay. No creditors' committee has been formed in the case by the Office of the United States Trustee based on its view that, in a case that appears to be a surplus case, a committee of equity security holders is more appropriate. On January 15, 2002 the U.S. Trustee appointed a three-member committee to represent the interests of our equity holders. On December 28, 2001 we filed with the United States Bankruptcy Court a schedule of our assets, liabilities, income, expenditures, and lists of our executory contracts, and unexpired leases, all as required by Bankruptcy Rule 1007(b). A list of the Debtor's equity security holders was filed with the Bankruptcy Court on December 14, 2001.

   On or around March 27, 2001, a class action lawsuit was filed on behalf of all holders of Calico securities in the Southern District of New York against Calico, CEO Alan Naumann, directors William Unger and Bernard LaCroute, and former director William Paseman, SDR Investors, LP v. Calico Commerce, Inc. et al., 01CIV 2601. Plaintiffs allege, among other things, that the investment banks which underwrote Calico's initial public offering of securities, and others, received commissions and made agreements which were not disclosed, but should have been disclosed in the initial public offering prospectus, and which affected the price of Calico securities. Plaintiffs attempt to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, and under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated by the Securities Exchange Commission. Other class action lawsuits on behalf of essentially the same putative class, making substantially the same allegations and making some or all of the same claims, have been filed in the same jurisdiction by different lawyers. Several of these lawsuits also name Calico's former Chief Financial Officer Art Knapp. All of the Calico actions have been consolidated for pre-trial purposes before Judge Shira A. Scheindlin, United States District Judge for the Southern District of New York, together with more than one thousand actions making virtually identical allegations against the same and additional investment banks, approximately 350 other issuers of securities which conducted initial public offerings in 1998-2000, and numerous individuals associated with such issuers. The consolidated litigation is known as the "Initial Public Offering Securities Litigation." No specific amount of damages is sought against the Calico Defendants in the litigation, and no time has been set for the Calico defendants to respond to the complaints. The Company believes that the allegations against the Calico Defendants in the litigation are without merit, and intends to vigorously defend the litigation.

   On June 16, 2000, Calico demanded that BigMachines.com make payments due under its March 2000 license and service agreements between BigMachines.com and Calico, and cease and desist from improperly using Calico's name and trademarks. Calico claims that $1,030,315 is due under the license and service agreements, including late fees, and seeks an unknown amount in damages from improper use of Calico's name and marks. BigMachines.com has denied that amounts are due to Calico, and has asserted that Calico made improper use of BigMachines.com's name and trademarks. On September 12, 2001 BigMachines and Calico participated in a mediation in an attempt to resolve this dispute. Despite the Company's best efforts, BigMachines and Calico were unable to come to a mutually agreeable settlement to this dispute. Calico is currently assessing its legal options, and intends to aggressively pursue collections efforts against BigMachines. Calico has not yet filed suit against BigMachines. Calico is informed that on June 27, 2001 BigMachines filed an action against Calico in the Superior Court of San Mateo County alleging causes of action for fraud, rescission, negligent misrepresentation, and breach of contract. Calico was not served the BigMachines summons and complaint prior to the filing of the Company's petition pursuant to Chapter 11 of the bankruptcy code.

   The Company is considering litigation against a former employee in connection with an outstanding promissory note. On March 2, 2000 the Company issued a loan of $450,000 to an employee. Pursuant to a promissory note and security agreement executed contemporaneously with the loan, the repayment on the loan was to occur on or before November 30, 2000. The individual ceased employment thereafter, and the Company has not received repayment on the outstanding loan. The Company is attempting informally to enforce the security agreement against the employee. The Company is prepared to pursue formal collections efforts, including litigation, aggressively if informal efforts are not successful.

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

   Not applicable

ITEM 5. OTHER INFORMATION

   Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   2.5 Asset Purchase Agreement dated as of December 12, 2001 by and between Registrant and PeopleSoft, Inc.
   10.20 First Amendment to Management Services Agreement between Regent Pacific Management Corporation and Registrant, dated December 6, 2001.
   10.21 First Amendment to Financial Services Arrangement between David Powell, Inc. and Registrant, dated December 6, 2001.

(b) Reports on Form 8-K

   Report on 8-K dated December 12, 2001 announcing Registrant's filing of a voluntary petition on December 14, 2001 for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, San Jose Division. A copy of the press release dated December 12, 2001 announcing the filing was attached as an exhibit to the Form 8-K.

SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2002                      /s/    James B. Weil
                                             -----------------------------------
                                             James B. Weil
                                             President & Chief Executive Officer


                                             /s/    Leslie E. Wright
                                             -----------------------------------
                                             Leslie E. Wright
                                             Chief Financial Officer (Interim)
                                             (Principal Financial and Accounting
                                             Officer)

                                  EXHIBIT INDEX

  Number
  ------
   2.6      Asset Purchase Agreement dated as of December 12, 2001 by and between Registrant and PeopleSoft, Inc.
   10.22    First Amendment to Management Services Agreement between Regent
            Pacific Management Corporation and Registrant, dated December 6,
            2001.
   10.23    First Amendment to Financial Services Arrangement between David
            Powell, Inc. and Registrant, dated December 6, 2001.