Form 10-K
period 2002-03-31
CALICO COMMERCE INC/
filed 2002-05-01
CIK 1081154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

000-27431

(Commission File No.)

CALICO COMMERCE, INC.

(Exact name of Registrant as specified in its charter)

Delaware	77-0373344
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 West San Carlos Street, Suite 1080

San Jose, California 95110
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:

408-975-7400

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.001 par value
(title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      As of March 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $8,972,617 based on the closing sales price of such stock as reported on the Over the Counter Bulletin Board on such date of $0.32 per share. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 28, 2002, there were 35,868,280 shares of the registrant’s Common Stock, $.001 par value, issued and outstanding.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended March 31, 2002

i

PART I

      The information in this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We use words like “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions to identify these forward-looking statements. We have based these statements on our current expectations and projections about future events. Statements concerning our financial position, strategy and plans or objectives for administration of our bankruptcy estate and promulgation and confirmation of our plan of reorganization include forward-looking statements. Our actual results and the result and timing of future events may differ materially from the results discussed in the forward-looking statement due to many factors, including those discussed below in “Factors That Could Affect Our Future Performance.” The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other time. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events. However, readers should carefully review the information included in other reports or documents we file from time to time with the Securities and Exchange Commission.

Item 1.     Business

Overview

      Calico has historically provided interactive selling software that enabled our customers to sell broad and complex product offerings through their different sales channels as well as direct to customers over the Internet. Our products were Java and standards-based, and contained advanced configuration, recommendation and pricing technology that allowed our customers to interact directly with users to create a web-based, guided selling experience. Although applicable to a wide range of industries and markets, we historically focused on the telecommunications, financial services, retail, computer hardware and manufacturing industries.

      On December 12, 2001, we executed an asset purchase agreement with PeopleSoft, Inc. (“PeopleSoft”), a Delaware corporation, providing for the sale to PeopleSoft of our intellectual property and substantially all of our operating assets for total consideration of $5.0 million. Pursuant to the terms of the asset purchase agreement, on December 14, 2001, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, San Jose Division, under Case No. 01-56101. On January 25, 2002, the U.S. Bankruptcy Court approved the sale to PeopleSoft, and the sale closed on February 6, 2002. At the closing, we transferred the purchased assets to PeopleSoft and PeopleSoft paid $4.5 million to Calico. The remaining $500,000 of the purchase price will be held in escrow for six months following the closing date to satisfy any potential claims that PeopleSoft may make under the asset purchase agreement.

      Previously, on March 20, 2001, we sold the assets of ConnectInc.com, our wholly-owned subsidiary, consisting of ConnectInc.com’s Market Stream product line (which we had renamed MarketMaker) together with related intellectual property rights, to Digital River, Inc.

      We are currently operating as debtor-in-possession in accordance with the applicable provisions of Chapter 11 of the U.S. Bankruptcy Code. However, as a result of the sales to PeopleSoft and Digital River, we have few operating assets, are no longer generating license revenue, and will not continue to sell any products. Although our filing under Chapter 11 does not include any of our subsidiaries (only the net realizable value of investments held by Calico in our subsidiaries are included as assets in our Chapter 11 case), we expect to windup, dissolve, or liquidate all of our subsidiaries. In addition, prior to filing for protection under Chapter 11, ConnectInc.com, Inc. and FirstFloor Software, Inc., two of our domestic subsidiaries, were merged into Calico Commerce, Inc. and no longer exist as separate entities.

      References in this annual report to “Calico,” “we,” “our,” and “us” collectively refer to Calico Commerce, Inc., a Delaware corporation, its subsidiaries and its California predecessor, Calico Technology,

Inc. Our principal executive offices are located at 333 West San Carlos Street, Suite 1080, San Jose, California 95110, and our telephone number at that address is (408) 975-7400.

Products

      Prior to the sales of our intellectual property to PeopleSoft and Digital River, we provided an eBusiness application suite that enabled our customers to sell broad or complex products and service offerings over the Internet and across their other existing sales channels, including direct interaction with customers over the Internet, through sales representatives or existing reseller and distributor channels, or to customers within a marketplace serving multiple buyers and suppliers. Our products enabled our clients to provide their customers with the ability to create aspects of person-to-person selling in an online environment, matching the customer needs with the client’s products. Our applications could be implemented individually or as part of the suite, depending on customer preference.

      Historically, our suite of products included:

      Calico Advisor. Calico Advisor was our configuration and recommendation application that emulated an experienced sales representative by dynamically analyzing customer needs, and configuring, recommending, pricing, cross-selling and up-selling complex products and services. Our technology enabled users to evaluate alternatives on price, performance or other attributes, while concurrently determining that the configured product or service meets business or legal constraints set by the vendor. It also included the quoting and information delivery functionality previously offered separately by Calico through our Quote and InfoGuide applications, which we previously discontinued selling as separate products. Calico Advisor’s quoting functionality provided customized sales quotations to customers for selected products and its information delivery functionality provided targeted marketing content, such as brochures, product data sheets, product reviews and competitive comparisons, directly to customers during the online buying process.

      Calico Network Advisor. Calico Network Advisor was our Java application that guided users through the online customization of networked communication services, thereby simplifying and accelerating the sales process. Specifically designed for the communication services industry, Network Advisor was optimized for selling voice and data networks. A broad array of services was represented, from simpler products such as wireless and DSL, to the most complex solutions such as ATM/ Frame Relay and IP VPN.

      MarketMaker. Calico MarketMaker was designed to be a business-to-business platform for digital marketplaces serving multiple buyers and multiple suppliers.

      Price Point. Calico Price Point was a web-based dynamic pricing solution that enabled customers to create and deploy contracted, targeted and promotional pricing information across all sales channels.

      Loyalty Builder. Calico Loyalty Builder was designed to provide customers with profiling technology for personalized buying over the Internet.

      We sold our MarketMaker product to Digital River in March 2001. At that time, we also discontinued directly selling our Price Point and Loyalty Builder products. In February 2002, we sold our Advisor and Network Advisor products to PeopleSoft, along with associated intellectual property pertaining to Price Point and Loyalty Builder. However, under the terms of our agreement with Digital River, Digital River may continue to resell our Advisor and Price Point products in a hosted environment worldwide. We intend to reject our agreement with Digital River pursuant to Section 365(a) of the Bankruptcy Code.

Professional Services

      Prior to the sale to PeopleSoft, we offered a range of professional and support services to our customers in connection with the design and implementation of our products. We analyzed customer requirements and then defined and created sample customer implementations that capture and model the business logic and policies that reflected the customer’s marketing and selling practices. We also relied on the services of third-party systems integrators and professional services organizations to aid in the implementation and deployment of our products.

      As we are no longer selling products, we no longer offer professional services, have eliminated our professional services organization, and terminated our relationships with third-party systems integrators and professional services organizations.

Maintenance and Customer Service

      We are no longer offering maintenance or support of our products; however, in connection with the sale of our assets and intellectual property to PeopleSoft, PeopleSoft has agreed to support the most recent releases of our products for up to one year for the contracts and customers transferred to PeopleSoft. This will provide these former customers with support for the period and support level for which they originally contracted with us.

Sales and Marketing

      As a result of the sale of our assets and intellectual property to PeopleSoft, we are no longer marketing or selling our products and have closed our sales and marketing offices, including our regional sales and service offices in North America, Europe and Japan. Consequently, none of our employees are engaged in sales and marketing activities.

      Prior to the sale to PeopleSoft, as part of our cost-cutting measures, we decreased our emphasis on international sales and marketing, other than in Japan and the U.K., and closed a number of our foreign sales offices. As of the filing of our bankruptcy proceeding, the only international offices we continued to operate were in Japan and the U.K. Sales to Japanese customers represented 57% of our license revenue for the year ended March 31, 2002, and 95% of our license revenue for the six months ended March 31, 2002.

Strategic Alliances

      Our strategic alliances were focused on relationships with systems integrators and professional services organizations. In addition, we also maintained marketing, implementation and resale alliances with enterprise application vendors and other software vendors that were intended to increase our geographic sales coverage and address new vertical markets and market segments. We are no longer engaged in any direct marketing initiatives with such alliances and did not generate significant revenue from these alliances in the past fiscal year.

Customers

      Historically, we concentrated sales to customers in the telecommunications services, computer and electronic hardware and network and telecommunications equipment industries. Although in fiscal 2002 no single customer represented more than 10% of our total net revenue, a substantial portion of our revenue has been generated from a limited number of customers. In fiscal 2002, 19 of our largest customers accounted for 80% of our total revenue, net of reimbursable out-of-pocket expenses and 7 of our largest customers accounted for over 50% of our total revenue, net of reimbursable out-of-pocket expenses. In fiscal 2002 we generated revenue from 52 customers, down from 111 customers in fiscal 2001.

Technology

      All of our applications were moved to the Java 2 Enterprise Edition platform, and BEA WebLogic was adopted as our application server, in the prior two years. Our technology comprised expert systems using artificial intelligence, and in addition to the J2EE standards, used eXtensible Markup Language (XML), a data-driven model and Internet-standard security protocols.

      The architecture of the Calico Suite comprised several layers, including various front-end client interfaces, the Web server, the Calico Server (built on BEA’s WebLogic Server), the data repository, custom-developed enterprise connectors and industry-standard Java application programming interfaces. The solution accommodated an open development framework, a streamlined data maintenance environment, data-independent rules builder tools in the development environment and multiple industry-standard Web developer tools. Our Lightning ArchitectureTM was the Java, standards-based system framework for our suite. The Calico Lightning Architecture included encryption technology supplied with BEA’s WebLogic Server, to enable secure online communications, and supported all common relational database management systems, and load balancing, clustering and automatic fail-over.

      Our “user-guided behavior” technology was based upon expert systems that provided the ability to match user requirements with specific product and service offerings, subject to a number of constraints, and allowed data to be entered in tabular form for concise expression of relationships between data. Applications that were constructed from the models created with the Calico Visual Modeler required only constraints and product content information. The user interface information was defined separately using industry-standard tools such as Macromedia Dreamweaver. Models could be loaded into an application running standalone or in a multi-user setting, allowing the same application to be targeted to run on laptops, desktops and the Internet.

Research and Development

      Our research and development expenses were $5.9 million in fiscal 2002, $22.9 million in fiscal 2001 and $15.7 million in fiscal 2000. We do not intend to continue future investment in research and development, and as of March 31, 2002, none of our employees were engaged in research and development activities.

Proprietary Rights

      We sold our remaining intellectual property to PeopleSoft and transferred all proprietary rights to such intellectual property, including two U.S. patents, one of which is related to monitoring and notification technology and the other of which is related to certain aspects of our user-guided product configuration technology, and additional patent applications in the United States and three foreign jurisdictions. We have also sold our remaining trademarks, trade names and copyrights to PeopleSoft. However, PeopleSoft has agreed to license to us the use of the name “Calico” through December 1, 2002. Thereafter, we will change our name and will no longer use the name “Calico.”

Competition

      We do not intend to continue selling products and are prohibited by the terms of the asset purchase agreement with PeopleSoft from competing with PeopleSoft’s business, including our former products. Accordingly, we are no longer competing in any market.

      In the periods prior to our sale to PeopleSoft, competition in our market continued to persist and intensify, with competition coming largely from vendors of enterprise class application software, as well as point-solution, configuration competitors, all of which offered integrated solutions for electronic commerce incorporating some of the functionality that we offered.

International Operations

      Prior to the sale to PeopleSoft, as part of our cost-cutting measures, we decreased our emphasis on international sales and marketing, and other than in Japan and the U.K., closed a number of our foreign sales offices. As of the filing of our bankruptcy proceeding, the only international offices we continued to operate were in Japan and the U.K. As a result of the sale of our assets and intellectual property to PeopleSoft, we are no longer marketing or selling our products and, thus, have closed our offices in Japan and the U.K.

Employees

      As of March 31, 2002, we had 3 employees, all of which were engaged in concluding the bankruptcy proceedings and other administrative matters.

      As of May 31, 2001, we had 172 employees, of which 58 were engaged in product development, engineering or systems engineering, 56 were engaged in sales and marketing, 38 in professional services and 20 in general and administrative services. During the course of fiscal 2002, we restructured our organization several times in response to market conditions and closed all of our international and regional offices. Prior to our bankruptcy filing, our headcount had been reduced by approximately 118 employees to 54 employees. In connection with the sale to PeopleSoft, approximately 40 of our then remaining employees became employees of PeopleSoft. Since our bankruptcy filing, we further reduced headcount by approximately 11 employees. We will adjust our workforce as appropriate going forward consistent with administration of our Chapter 11 proceedings and proposal and confirmation of our plan of reorganization.

      In July 2001, we entered into an agreement with Regent Pacific Management Corporation to provide personnel to fill our senior management positions, including that of our chief executive officer. The agreement has been extended to and may be canceled at any time, subject to notice, after May 2002. We entered into an agreement with David Powell, Inc. in March 2001 to provide the services of a chief financial officer, which has been extended through April 30, 2002. See Item 13 “Certain Relationships and Related Transactions” for a description of the terms of each of these arrangements.

      During fiscal 2002, we implemented several restructurings and reductions in force. As part of our July restructuring activities, we made preliminary commitments to our then current employees in regards to retention incentives to be payable the earlier of January 31, 2002 or the occurrence of a change in our ownership or a substantial portion of our ownership, a further workforce reduction, a dissolution, reorganization or restructuring. In accordance with the retention plan, as a consequence of our voluntary petition for reorganization under Chapter 11 this commitment was paid in cash prior to the bankruptcy filing, and totaled approximately $865,000.

      As a result of our December restructuring activities, we committed a further $175,000 to an employee retention and severance program applicable to all remaining employees in good standing who were not transferred to PeopleSoft as part of our sale of assets to PeopleSoft in February 2002. These remaining employees were eligible to receive a pre-defined retention payment in the quarter ending March 31, 2002; as a result, we have paid approximately $140,000 as of March 31, 2002. The remainder will be paid in cash during the quarter ending June 30, 2002.

      In connection with the sale of assets to PeopleSoft, we established a retention program in the aggregate amount of $160,000, payable equally to 8 key employees, provided that they remain in PeopleSoft’s employ for six months after the closing of the sale of assets to PeopleSoft. This retention was provided for in the quarter ending March 31, 2002 and is expected to be paid by August 31, 2002.

      None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe our relations with our remaining employees are good.

Item 2.     Properties

      Our headquarters facility is located in San Jose, California. We lease approximately 41,000 square feet for our corporate headquarters, of which we are only occupying 1,874 square feet. This lease expires in October 2004. We have rejected this lease under the provisions of the Bankruptcy Code but are leasing the smaller space pursuant to a stipulation with the landlord. We have accrued approximately $2.4 million, not previously accrued under a restructuring plan, as the estimated maximum allowable damages claim of the landlord in our bankruptcy proceeding as a result of our rejection of this lease. We also have leases of office space in Boston, Massachusetts and Atlanta, Georgia under leases with terms expiring through December 2005, none of which we are currently occupying. We have rejected the Boston and Atlanta leases under the provisions of the Bankruptcy Code, and have accrued approximately $230,000 as the estimated aggregate allowable damages claims of the landlords in our bankruptcy proceeding as a result of our rejection of these leases. We also lease an additional 31,000 square feet of office space in San Jose, California and Chicago, Illinois, almost all of which we have sublet to unrelated third parties. We intend to assign the sublease for the Chicago lease to the landlord. We believe that our current facilities will be adequate to meet our needs for the foreseeable future.

Item 3.     Legal Proceedings

      On December 14, 2001 we filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California under Case No. 01-56101 and an order for relief was entered by the Bankruptcy Court. The filing is intended to allow us to remain in possession of our remaining assets and properties, and our existing directors and officers will continue to oversee operation of our business as a debtor-in-possession, subject to supervision and orders of the Bankruptcy Court of matters outside the ordinary course of business. As a result of the Chapter 11 filing, claims against us are subject to an automatic stay. No creditors’ committee has been formed in the case by the Office of the United States Trustee based on its view that, as creditors’ claims will likely be paid in full, a committee of equity security holders is more appropriate. On January 15, 2002 the U.S. Trustee appointed a three-member committee to represent the interests of our equity holders. As of March 8, 2002, there were four members on the Equity Committee. On December 28, 2001 we filed with the United States Bankruptcy Court a schedule of our assets, liabilities, income, expenditures, and lists of our executory contracts, and unexpired leases, all as required by Bankruptcy Rule 1007(b). A list of the Debtor’s equity security holders was filed with the Bankruptcy Court on December 14, 2001. Certain of the Debtor’s schedules were amended on April 11, 2002 to include several unsecured claims not included in the original filing, and to remove the listing of several expired contracts or leases, and to add several contracts or leases.

      On or around March 27, 2001, a class action lawsuit was filed on behalf of all holders of our securities in the Southern District of New York against Calico, our former chief executive officer Alan P. Naumann, directors William D. Unger and Bernard J. Lacroute, and former director William G. Paseman, SDR Investors, LP v. Calico Commerce, Inc. et al., 01CIV 2601. Plaintiffs allege, among other things, that the investment banks which underwrote our initial public offering of securities, and others, received commissions and made agreements which were not disclosed, but should have been disclosed in the initial public offering prospectus, and which affected the price of our securities. Plaintiffs attempt to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, and under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated by the Securities Exchange Commission. Other class action lawsuits on behalf of essentially the same putative class, making substantially the same allegations and making some or all of the same claims, have been filed in the same jurisdiction by different lawyers. Several of these lawsuits also name our former chief financial officer Arthur F. Knapp, Jr. All of the Calico actions have been consolidated for pre-trial purposes before Judge Shira A. Scheindlin, United States District Judge for the Southern District of New York, together with more than one thousand actions making virtually identical allegations against the same and additional investment banks, approximately 310 other issuers of securities which conducted initial public offerings in 1998-2000, and numerous individuals associated with such issuers. The consolidated litigation is known as the “Initial Public Offering Securities Litigation” (the “IPO Litigation”). No specific amount of damages is specified in the Complaint against the Calico defendants in the IPO Litigation, and no time has been set for the Calico defendants to respond to the complaints. On or around April 4, 2002, the lead plaintiffs in the Calico IPO Litigation filed a proof of claim in Calico’s bankruptcy proceeding, stating a claim in excess of $62 million. On April 17, 2002, plaintiffs filed a further amended, consolidated class action regarding Calico in the IPO Litigation. While the complaint names the Calico individual defendants, it does not name Calico as a defendant. We believe that the allegations against the Calico defendants in the litigation are without merit, and intend to vigorously defend the litigation in both the civil and bankruptcy actions.

      On June 16, 2000, we demanded that BigMachines.com make payments due under its March 2000 license and service agreements between us and BigMachines.com, and cease and desist from improperly using our name and trademarks. We claim that $1,030,315 is due under the license and service agreements, including late fees, and seek an unknown amount in damages from improper use of our name and marks. BigMachines.com has denied that amounts are due to us. On September 12, 2001 we and BigMachines unsuccessfully participated in a mediation. We are informed that on June 27, 2001 BigMachines filed an action against us in the Superior Court of San Mateo County alleging causes of action for fraud, rescission, negligent misrepresentation, and breach of contract. We were not served with this summons or complaint in this action prior to the filing of our petition pursuant to Chapter 11 of the bankruptcy code. On March 4, 2002 we filed and served a Complaint in the United States Bankruptcy Court as Adversary Proceeding Number

02-5064. On April 8, 2002 we were served with BigMachines’ Answer and Counterclaim for Rescission, Fraud, Negligent Misrepresentation and Breach of Contract. We intend to aggressively prosecute our affirmative claims against BigMachines, and will vigorously defend against those claims made by BigMachines against us.

      We have also initiated litigation against a former Calico employee by the name of Stephen Leahy. On March 2, 2000 we issued a loan of $450,000 to Mr. Leahy. Pursuant to a promissory note and security agreement executed contemporaneously with the loan, the repayment on the loan was to occur on or before November 30, 2000. Mr. Leahy ceased employment thereafter, and we have not received repayment on the outstanding loan. On or about March 15, 2002 we filed and served a complaint in the Bankruptcy Court as Adversary Proceeding No. 02-5111 against Mr. and Mrs. Leahy. Mr. and Mrs. Leahy have not served an answer to this proceeding. We intend to aggressively pursue our claim against Mr. and Mrs. Leahy as well as their assets.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our Common Stock is quoted on the Nasdaq Over-the-Counter Bulletin Board quotation service. Prior to July 17, 2001, our Common Stock was traded on the Nasdaq National Market. Public trading of our Common Stock commenced on October 7, 1999. Prior to that date, there was no public market for our Common Stock. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of our Common Stock as reported on the applicable exchange, during each quarter the stock has been publicly traded.

	High	Low

Year Ended March 31, 2002
First Quarter	$0.57	$0.19
Second Quarter	$0.25	$0.05
Third Quarter	$0.23	$0.06
Fourth Quarter	$0.36	$0.17
Year Ended March 31, 2001
First Quarter	$31.31	$12.25
Second Quarter	$17.75	$5.81
Third Quarter	$6.13	$0.59
Fourth Quarter	$2.53	$0.30
Year Ended March 31, 2000
Third Quarter	$75.00	$40.00
Fourth Quarter	$58.88	$30.00

      As of March 28, 2002, there were approximately 453 holders of record of our Common Stock. This number does not include stockholders whose shares are held in trust by other entities. We believe that the actual number of stockholders is greater than this number of holders of record.

      We have not yet proposed our plan of reorganization, and it is uncertain at this time what will be the effect of the plan on our creditors and stockholders. We do not know if the plan will provide for payment of the whole or part of the claims of our creditors, nor whether there will be a distribution to stockholders. Due to the existence of contingent claims, such as the securities class action lawsuit filed against us, we may not be able to make a full distribution for some time, even if a distribution is made at all. We also may propose in the plan a further sale of the company to an unrelated third party, which could result in our stockholders becoming stockholders in the combined entity, or we may propose the liquidation and dissolution of the Company. Consequently, we may be unable to develop, prosecute, confirm and consummate a plan of reorganization, repay our creditors, make any distributions to stockholders or reorganize by merging our company with an existing business.

      During the year ended March 31, 2002, we issued an aggregate of 544,595 shares of our Common Stock upon the exercise of outstanding options to purchase our Common Stock. A portion of those shares were issued pursuant to an exemption by reason of Rule 701 under the Securities Act of 1933.

Item 6.     Selected Financial Data

      You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report. The consolidated statement of operations data set forth below for the years ended March 31, 2002, 2001 and 2000 and the balance sheet data as of March 31, 2002 and 2001 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The statement of operations data set forth below for the years ended March 31, 1999 and 1998 and the balance sheet data as of March 31, 2000, 1999 and 1998 are derived from audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of results to be expected in any future period.

Consolidated Selected Financial Data

	Year Ended March 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total net revenue	$5,596	$31,249	$37,008	$22,018	$11,859
Gross profit	2,379	8,113	20,028	12,471	8,479
Loss from operations	(17,544)	(142,969)	(30,163)	(15,238)	(5,458)
Net loss	(3,918)	(141,329)	(27,801)	(15,261)	(5,499)
Net loss per share:
Basic and diluted	$(0.11)	$(4.09)	$(1.36)	$(2.25)	$(1.08)
Weighted average shares	35,327	34,525	20,450	6,775	5,075

	March 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$26,536	$8,354	$25,917	$15,441	$2,514
Working capital	28,146	21,225	66,112	10,187	44
Total assets	30,575	44,730	188,660	31,368	7,692
Debt and capital leases, long term portion	—	32	1,519	877	814
Total mandatorily redeemable convertible preferred stock	—	—	—	32,535	14,505
Total stockholders’ equity (deficit)	$24,050	$27,331	$163,984	$(16,780)	$(13,428)

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We use words like “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions to identify these forward-looking statements. We have based these statements on our current expectations and projections about future events. Statements concerning our financial position, strategy and plans or objectives for administration of our bankruptcy estate and promulgation and confirmation of our plan of reorganization include forward looking statements. Our actual results and the result and timing of future events may differ materially from the results discussed in the forward-looking statements due to many factors, including those discussed below in “Factors That Could Affect Our Future Performance.” The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other time. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events. However, readers should carefully review the information included in other reports or documents we file from time to time with the Securities and Exchange Commission.

Overview

      Historically we have derived substantially all of our revenue from licensing our software and the delivery of associated implementation and support services. However, as a result of our sale of assets to PeopleSoft described below, we will no longer be licensing our software or performing customer services and do not expect to generate further revenue from operations.

      On December 12, 2001, we executed an asset purchase agreement with PeopleSoft, Inc., a Delaware corporation, providing for the sale of our intellectual property and substantially all our operating assets to PeopleSoft for total consideration of $5.0 million. Pursuant to the terms of the asset purchase agreement, on December 14, 2001, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California under Case No. 01-56101. On January 25, 2002, the U.S. Bankruptcy Court approved the sale to PeopleSoft, and the sale closed on February 6, 2002. At the closing, we transferred the purchased assets to PeopleSoft and PeopleSoft paid to Calico the sum of $4.5 million. The remaining $500,000 of the purchase price will be held in escrow until August 6, 2002, to satisfy any potential claims that PeopleSoft may make under the asset purchase agreement.

      We are currently operating as debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Code, however, as a result of the sale to PeopleSoft, we have few operating assets and will not continue to sell any products. Although the Chapter 11 proceeding does not include any of our subsidiaries (only the net realizable value of investments held by us in the subsidiaries are included as assets in the Chapter 11 proceeding), we expect to windup, dissolve, or liquidate all of our subsidiaries. In addition, prior to filing for protection under Chapter 11, ConnectInc.com, Inc. and FirstFloor Software, Inc., two of our domestic subsidiaries, were merged into Calico Commerce, Inc. and no longer exist as separate subsidiaries.

      We have incurred quarterly and annual losses in each of the seven years since we were formed. Although we incurred net income of $1.7 million in the quarter ending March 31, 2002, this was due to a gain of $4.7 million on the sale of assets to PeopleSoft. We incurred a net loss of $3.9 million for the fiscal year ended March 31, 2002, as well as net losses of $141.3 million and $27.8 million for the fiscal years ended March 31, 2001 and 2000, respectively. As of March 31, 2002, we had an accumulated deficit of $202.7 million.

Consequences of the Chapter 11 Filing

      As a consequence of our bankruptcy filing, all pending claims and litigation against us are stayed automatically by Section 362 of the Bankruptcy Code, and, absent further order of the Bankruptcy Court, no party may take any action to recover any pre-petition claims, enforce any lien against or obtain possession of any property from us. In addition, pursuant to Section 365 of the Bankruptcy Code, we may reject or assume pre-petition executory contracts and unexpired leases. We have already obtained an order to reject certain leases and have filed a further motion to reject certain executory contracts which has not yet been heard by the

Court. Parties affected by the rejections of these contracts or leases may file claims with the Bankruptcy Court in accordance with the Chapter 11 reorganization process. We are currently reviewing all other pre-petition executory contracts to determine which commitments will be assumed or rejected.

      As provided by the Bankruptcy Code, we had the exclusive right for 120 days following December 14, 2001, to propose a plan of reorganization. We have obtained an order from the Bankruptcy Court extending this exclusivity period for a further 120 days, although as part of this extension, we have agreed that the Equity Committee established in our bankruptcy proceeding may file a plan of reorganization after 60 days beyond our initial period of exclusivity. If we fail to file a plan of reorganization during the period of exclusivity, as extended, or if the plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest, including the Equity Committee, may be permitted to propose their own plan or plans of reorganization for us. We are unable to predict at this time what will be the treatment of our creditors and equity holders under any proposed plan or plans of reorganization, and whether creditors will be paid in full or equity holders will receive a distribution.

      The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and our stockholders may be substantially altered by any plan of reorganization confirmed in connection with our Chapter 11 filing. Currently, subject to resolution of outstanding contingent claims, we believe that all known, non-disputed, non-contingent claims will be paid in full. However, we are subject to certain contingent liabilities as described in Item 3 “Legal Proceedings.” Until resolution of such claims, we may be unable to pay our creditors in full or make a distribution to our equity securities, if at all. Consequently, there is no assurance that there will be sufficient assets to satisfy our pre-petition liabilities in whole. Under a plan of reorganization, pre-petition creditors could receive less than 100% of the face value of their claims. Although we expect that we will have excess assets after payment of liabilities, and that there is value for our equity securities, there is no assurance that the holders of our equity securities will receive value for their interests. In addition, we have not yet determined what will be the terms of our proposed plan, whether we will liquidate and distribute all remaining assets after satisfaction of liabilities, or whether we will merge or combine with or be sold to another entity. It is not possible to predict the outcome of our Chapter 11 filing, the terms and provisions of any plan of reorganization, or the effect of the Chapter 11 reorganization process on the claims of our creditors or the interests of our equity security holders.

      As of March 31, 2002, we had $26.5 million of cash and cash equivalents. We received $4.5 million upon the closing of the sale to PeopleSoft on February 6, 2002, and $500,000 was deposited into escrow to be held for six months as a non-exclusive remedy to satisfy any claims that PeopleSoft may have against us under the asset purchase agreement. As a result of the sale, we no longer own any intellectual property and have few operating assets, we do not intend to continue selling products, and are prohibited by the terms of the asset purchase agreement with PeopleSoft from competing with its business. We believe that our cash on hand will provide sufficient funds to allow us to continue our operating activities and to meet our post-petition obligations as they become due, while a plan of reorganization is developed and considered. However, our ability to continue as a going concern (including our ability to meet post-petition obligations of Calico and its subsidiaries) and the appropriateness of presenting our financial statements on a going concern basis are dependent upon, among other things, any cash management orders entered by the Bankruptcy Court concerning matters outside of the ordinary course of business, and obtaining confirmation of a plan of reorganization under the Bankruptcy Code that provides for our continuation through a merger with or acquisition by another entity. Alternatively, we may file a plan of reorganization providing for our liquidation and dissolution. Although we expect to satisfy all known, nondisputed, non-contingent claims, at this time, we do not know if our cash will be sufficient to pay all claims in full or to make a distribution to stockholders.

Background of Filing

      Prior to the sale of our intellectual property to PeopleSoft, we provided interactive selling software that enabled our customers to sell broad and complex product offerings through their different sales channels as well as direct to customers over the Internet. Our products were Java and standards-based, and contained advanced configuration, recommendation and pricing technology that allowed our customers to interact directly with users to create a web-based, guided selling experience that improved order accuracy, shortened sales cycles and resulted in improved customer satisfaction. Although applicable to a wide range of industries and markets, we historically focused on the telecommunications, financial services, retail, computer hardware and manufacturing industries. With our historical focus primarily in the e-commerce sector, the decline of our performance over the previous eighteen months paralleled that of the economy generally.

      In January 2001, we tried to respond to the decline in the market by commencing a series of restructurings which substantially reduced our workforce; significantly reduced our use of contract labor; decreased our emphasis on international sales and marketing, resulting in the closure of several foreign sales offices; and reduced our office space and disposed of related assets. We began calendar 2001 with approximately 360 employees, but had only 3 employees as of March 31, 2002. We recorded operating charges of $1.9 million in fiscal 2002 related to our restructuring activities during the year ended March 31, 2002.

      Although we reported net income of $1.7 million in the three months ended March 31, 2002, $4.7 million of this was due to a gain on the sale of assets to PeopleSoft. We also reported net income for the quarter ended December 31, 2001, however, $16.3 million of income was comprised of a realized gain from the sale of shares of Digital River stock. Income from the sale of Digital River Common Stock was a one-time, non-recurring event. We have historically incurred substantial operating losses and negative cash flows from operations in every fiscal period since inception. For the year ended March 31, 2002, we incurred a loss from operations of $17.5 million and negative cash flows from operations of $10.4 million. As of March 31, 2002, we had an accumulated deficit of $202.7 million.

Critical Accounting Policies

      We believe the following represent our critical accounting policies:

     Revenue Recognition

      Our services business derived a significant portion of its revenue from fixed-price, fixed-time contracts, which required the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects was generally recognized on percentage of completion, using the time-to-completion method to measure the percent complete with revisions to estimates reflected in the period in which changes become known. If we did not accurately estimate the resources required or the scope of work to be performed, or did not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future consulting margins may have been significantly and negatively affected or losses on existing contracts may have been recognized.

      On license revenue, for contracts with multiple elements, and for which vendor-specific objective evidence of fair value existed for the undelivered elements, we recognized revenue for the delivered elements based upon the residual contract value as prescribed by SOP 98-9. Revenue from license fees was recognized when persuasive evidence of an agreement existed, the product had been delivered, the arrangement did not involve significant customization of the software, acceptance had occurred, the license fee was fixed or determinable, and collection of the fee was probable. If the arrangement involved significant customization of the software or services which were essential to the functionality of the software, the license revenue was recognized under contract accounting using the completed contract or percentage-of-completion methods as appropriate. For those arrangements accounted for using contract accounting that did not include contractual milestones or other acceptance criteria, we utilized the percentage of completion method based upon the number of labor hours completed as the measure of progress towards completion.

      Services revenue was primarily comprised of revenue from consulting services, maintenance contracts and training. Services revenue from consulting and training was generally recognized as the service was performed. Maintenance contracts included the right to unspecified upgrades and ongoing support. Maintenance revenue was deferred and recognized on a straight-line basis as services revenue over the life of the related contract, which was typically one year. Our customers generally purchased maintenance contracts with their initial software implementation. Future renewal rates were included as a term of the contract, and we used the renewal rate as vendor-specific objective evidence of fair value for post-contract support. Revenue under arrangements where multiple products or services were sold together was allocated to each element based on their relative fair values. We classified revenue for these arrangements as license revenue and services revenue based upon our estimate of fair value for each element and recognized the revenue based on the percentage-of-completion ratio for the arrangement. A provision for estimated losses on engagements was made in the period in which the loss became probable and could be reasonably estimated.

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

     Allowance for doubtful accounts

      We must make estimates of the uncollectability of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Material differences may result in the amount and timing of our bad debt expense for any period if management makes different judgments or utilizes different estimates.

     Litigation

      Our current estimated range of liability related to some of the pending litigation is based on claims for which we can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations, financial position and cash flows.

     Impairment of long-lived assets

      Our long-lived assets include property and equipment, long-term investments, goodwill and other intangible assets. The fair value of the long-term investments is dependent on the performance of the companies in which we have invested, as well as volatility inherent in the external markets for these investments. In assessing potential impairment for these investments we have considered these factors as well as forecasted financial performance of the entities in which we have invested. During the year ended March 31, 2002, we recognized approximately $1.7 million of impairment losses related to our property and equipment and approximately $390,000 of impairment losses related to our long-term investments. During the year ended March 31, 2001, we recognized approximately $1.4 million related to our long-term investments, approximately $1.1 million related to our property and equipment, and approximately $1.4 million related to our goodwill and other intangible assets. In assessing the recoverability of our goodwill and other intangibles we made assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.

     Financial Statement Presentation

      The accompanying Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the bankruptcy filing, and the contingent liabilities described below, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtor-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we have sold substantially all of our operating assets. In connection with our plan of reorganization, we may liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization.

      As reflected in the consolidated financial statements, “liabilities subject to compromise” refer to our liabilities incurred prior to the commencement of the Chapter 11 Case. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent our estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Case. Such claims remain subject to future adjustment. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim, or other events. Payment terms for these amounts will be established in connection with the Chapter 11 Case.

      Pursuant to the Bankruptcy Code, schedules have been filed by us with the Bankruptcy Court setting forth the assets and liabilities of the Debtor. Differences between amounts recorded by us and claims filed by creditors will be investigated and resolved as part of the Chapter 11 Case. Bar dates for the filing of proofs of claim against us have been set for April 10, 2002 for all creditors other than governmental units, and May 10, 2002 for governmental units. The bar dates for claims arising from rejection of unexpired leases and contracts will be established by the Bankruptcy Court at the time of the hearing on our motion to reject such contracts and leases. As of April 11, 2002, approximately $63.7 million of claims had been filed with the Bankruptcy Court, of this amount at least $62 million is believed to be without merit. The difference of $1.7 million between filed claims and disputed claims by plaintiffs has not yet been formally reviewed. Additional claims may also be filed with the Bankruptcy Court and therefore the ultimate number and allowed amounts of all claims is presently unknown.

      We have received approval from the Bankruptcy Court to pay or otherwise honor certain of our pre-petition obligations, including employee wages, salaries, benefits and other employee obligations and certain other pre-petition claims. The pre-petition liabilities that have been approved by the Bankruptcy Court to be paid are not included in “liabilities subject to compromise” on the accompanying consolidated debtor-in-possession balance sheets as of March 31, 2002.

      The liabilities subject to compromise in the consolidated and debtor-in-possession balance sheets consist of the following items at March 31, 2002 (in thousands):

Accounts payable	$986
Estimated claims for rejection of unexpired maintenance and professional service contracts	828
Estimated allowable claims for rejection of unexpired leases	2,924
Taxes payable	526

Total liabilities subject to compromise	$5,264

      As part of the our bankruptcy filing, we intend to reject certain leases and executory contracts as allowed by the Bankruptcy Code. For capital and operating leases that we intend to reject, for which accruals had not been previously made, we recorded an accrual of $2.1 million for the estimated maximum amount of allowable claims under the Bankruptcy Code, which consists of estimated lease payments for 12 months from the date that we filed our petition under Chapter 11 of the Bankruptcy Code. The accrual is included in liabilities subject to compromise in the accompanying consolidated and debtor-in-possession balance sheets.

      The $2.9 million for Chapter 11 related reorganization items in the consolidated and debtor-in-possession statements of operations consisted of approximately $2.1 million of estimated allowable claims for rejected leases not previously accrued under a restructuring plan, $256,000 of liabilities related to valid claims not previously accrued, and $495,000 of professional fees for the fiscal year ended March 31, 2002.

     Acquisitions and Dispositions

      On February 6, 2002, we completed the sale of our intellectual property and significantly all of our operating assets to PeopleSoft for $5.0 million in cash. At the closing, PeopleSoft paid us $4.5 million and $500,000 was deposited into escrow to be held for six months as a non-exclusive remedy to satisfy any claims that PeopleSoft may have against us under the asset purchase agreement.

      The total proceeds from the sale of $5.0 million, less the book value of transferred equipment, intangible assets, deferred revenue, and transaction costs, based on their respective estimated fair values at the sale date, were recorded as a gain on sale of assets in the quarter ended March 31, 2002.

      The calculation of the gain on the sale was determined as follows (in thousands):

Total consideration	$5,000
Book value of equipment, intangible assets and deferred revenue	(53)
Transaction costs	(256)

Gain on sale	$4,691

      In January 2000, we acquired ConnectInc.com, a provider of technology and services that connected buying and selling companies over the Internet. Under the terms of the agreement and plan of merger dated November 19, 1999, among ConnectInc.com and Calico Acquisition Corporation, approximately 1.4 million shares of Calico Common Stock were exchanged for all outstanding shares, options and warrants of ConnectInc.com. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of ConnectInc.com have been included in our consolidated financial statements since the acquisition date. Of the total purchase price of $90.5 million, approximately $3.6 million was allocated to tangible assets acquired, offset by $5.4 million of liabilities assumed, and the remainder was allocated to intangible assets including customer base of $150,000, in-place workforce of $2.6 million, in-process research and development of $230,000, existing technology of $5.0 million and goodwill of $84.2 million. The estimate of fair value of the net assets acquired was based on an independent appraisal and management estimates. The acquired in-process research and development was expensed in the period of acquisition. The other acquired intangible assets, excluding goodwill, were amortized using estimated useful lives of three years. Goodwill was amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $7.7 million during the amortization period.

      In connection with the acquisition, we assumed all outstanding options and warrants of ConnectInc.com, of which 58% were vested options and 41% were unvested options and 1% were warrants. The fair value of the unvested options was included in the total purchase consideration. Upon acquisition, these options and warrants converted to options and warrants to acquire an aggregate of 219,717 shares of Common Stock and warrants, with an average exercise price of $20.77 per share. We used the Black Scholes pricing model to determine the fair value of approximately $10.8 million for the assumed options and warrants, based on the following assumptions in determining the fair value of the options and warrants assumed: (i) risk free rate of 5.6%; (ii) average expected life of 2.5 years; (iii) expected volatility of 75%; and (iv) no dividends expected to be paid on the outstanding shares. This amount was included as a component of the purchase price.

      On March 20, 2001, we sold the assets of ConnectInc.com, our wholly-owned subsidiary, consisting of ConnectInc.com’s MarketMaker business, in exchange for approximately 1.63 million shares of Common Stock of Digital River, Inc., valued at $7.9 million on the date of sale. The assets sold to Digital River primarily consisted of our MarketMaker software product and the related intellectual property rights. The agreement with Digital River includes a contingent earnout whereby we were eligible to receive additional shares of Digital River’s Common Stock based upon the revenue generated by the MarketMaker product, from sales by Digital River or by us, over the 13 months following March 21, 2001. According to the terms of the contingent earnout, as of September 30, 2001, based upon revenue generated by the MarketMaker product, we received notice on October 23, 2001 from Digital River that we were eligible to receive, and did receive, approximately 60,000 additional shares of Digital River Common Stock. We commenced sales of Digital River stock on October 23, 2001. During the year ended March 31, 2002, we sold all 1.69 million shares of Common Stock for net proceeds of approximately $24.4 million and a realized gain of approximately $16.3 million.

      We incurred a loss on the sale in the aggregate amount of approximately $49.4 million calculated as follows (in thousands):

Fair value of marketable securities received	$8,160
Book value of equipment, intangible assets and deferred revenue	(56,807)
Transaction costs	(706)

Loss on sale	$(49,353)

Results of Operations

      The following table presents the historical results of our operations during fiscal years 2002, 2001 and 2000 and the relative composition of selected statement of operations data, as well as such data as a percentage of net revenues during fiscal 2002, 2001 and 2000. Historically, the amount and timing of our operating expenses generally have varied from quarter to quarter depending on our level of actual and anticipated business activities. Our revenues and operating results have been difficult to forecast. As a result of the sale to PeopleSoft, we will have few operating assets, we will not continue to sell any products, and do not expect to generate operating revenue. Therefore, period-to-period future comparisons of our operating results will not be meaningful. Consequently, you should not rely upon the following results as an indication of future performance. Additionally, net loss for the year ended March 31, 2002 included a realized gain of $16.3 million from the sale of shares of Digital River Common Stock, and a gain of $4.7 million on the sale of assets to PeopleSoft. We believe that income from the sale of Digital River Common Stock was a one-time, non-recurring event. Basic and diluted net loss per share on a pro forma basis excluding the effect of such sale would have been $0.58 for the year ending March 31, 2002.

				As a Percentage
	Year Ended March 31			of Total Net Revenue

	2002	2001	2000	2002	2001	2000

	(in thousands)
Net revenue:
License	$2,739	$12,992	$17,030	49%	42%	46%
Services	2,857	18,257	19,978	51	58	54

Total net revenue	5,596	31,249	37,008	100	100	100

Cost of net revenue:
License	245	1,354	1,143	4	4	3
Amortization of purchased technology	—	1,860	739	—	6	2
Services	2,972	19,922	15,098	53	64	41

Total cost of net revenue	3,217	23,136	16,980	57	74	46

Gross profit	2,379	8,113	20,028	43	26	54

Operating expenses:
Sales and marketing	7,027	37,278	21,881	126	119	59
Research and development	5,937	22,892	15,736	106	73	43
General and administrative	7,269	8,343	6,566	130	27	18
Acquired in-process research and development	—	—	230	—	—	1
Amortization of intangibles and other assets	—	29,125	5,778	—	93	16
Restructuring and other activities	1,948	1,362	—	35	4	—
Loss on disposal of long-lived assets	1,013	—	—	18	—	—
Impairment of long-lived assets	1,734	2,415	—	31	8	—
(Gain) loss on sales of product lines	(5,005)	49,667	—	(89)	159	—

Total operating expenses	19,923	151,082	50,191	357	484	136

Loss from operations	(17,544)	(142,969)	(30,163)	(314)	(458)	(82)
Chapter 11-related reorganization items	(2,888)	—	—	(52)	—	—
Realized gains on sale of securities	16,261	—	—	291	—	—
Impairment of long term investments	(390)	(1,350)	—	(7)	(4)	—
Interest and other income, net	607	3,624	2,362	11	12	6

Net loss before income taxes	(3,954)	(140,695)	(27,801)	(71)	(473)	(75)
(Benefit) provision for income taxes	(36)	634	—	1	2	—

Net loss	$(3,918)	$(141,329)	$(27,801)	(70)%	(452)%	(75)%

     Comparison of Fiscal Years Ended March 31, 2002, 2001 and 2000

     Revenue

      Total net revenue decreased 82% to $5.6 million in fiscal 2002 from $31.2 million in fiscal 2001, and decreased 16% in fiscal 2001 from $37.0 million in fiscal 2000.

      License. License revenue decreased 79% to $2.7 in fiscal 2002 from $13.0 million in fiscal 2001, and decreased 24% in fiscal 2001 from $17.0 million in fiscal 2000. License revenue as a percentage of total net revenue was 49% in fiscal 2002, 42% in fiscal 2001 and 46% in fiscal 2000. The decrease in license revenue in absolute dollars from fiscal 2001 to 2002 is attributable primarily to a decrease in the number of license transactions due to the current economic environment, our restructuring and reductions in our operations. The decrease in license revenue in absolute dollars from fiscal 2000 to 2001 is attributable primarily to a decrease in the average dollar value per license transaction. The number of license transactions recognized during 2001 remained relatively constant when compared to 2000. We do not expect to generate any future license revenue.

      Services. Services revenue decreased 84% to $2.9 million in fiscal 2002 from $18.3 million in fiscal 2001, and decreased 9% in fiscal 2001 from $20.0 million in fiscal 2000. Services revenue as a percentage of total net revenue was 51% in fiscal 2002, 58% in fiscal 2001 and 54% in fiscal 2000. The decrease in services revenue in absolute dollars in fiscal 2002 from fiscal 2001 is attributable to a decrease in the number of license transactions. The decrease in services revenue in absolute dollars in fiscal 2001 from fiscal 2000 is attributable primarily to a decrease in the average amount of services purchased in connection with new license transactions. We do not expect to generate any future services revenue.

     Cost of Revenue

      License. Cost of license revenue decreased 82% to $245,000 in fiscal 2002 from $1.4 million in fiscal 2001, and increased 18% in fiscal 2001 from $1.1 million in fiscal 2000. Cost of license revenue as a percentage of total net revenue was 4% in fiscal 2002, 4% in fiscal 2001 and 3% in fiscal 2000. The decrease in cost of license revenue in absolute dollars in fiscal 2002 from fiscal 2001 is primarily due to a decrease in both revenues and in the number of new license transactions. Cost of license revenue as a percentage of license revenue in fiscal 2002 remained relatively constant with fiscal 2001. The increase in cost of license revenue in fiscal 2001 from fiscal 2000 was primarily due to an increase in license revenues and increased expenses related to embedded technology royalties. The increase in cost of license revenue as a percentage of license revenue in fiscal 2001 was due primarily to an increase in the number of our products which incur royalties for embedded technology.

      Amortization of Purchased Technology. There was no expense for the amortization of purchased technology in fiscal 2002. This represented a decrease from $1.9 million in fiscal 2001, which increased from $739,000 in fiscal 2000. As a result of the sale in March 2001 of the ConnectInc.com product, MarketMaker, to Digital River, there were no costs related to amortization of purchased technology in fiscal 2002. The increase in expenses for amortization of purchased technology in fiscal 2001 was due to the amortization of existing technology acquired in the ConnectInc.com acquisition. We will not have any future expenses for amortization of purchased technology.

      Services. Cost of services revenue decreased 85% to $3.0 million in fiscal 2002 from $19.9 million in fiscal 2001, and increased 32% in fiscal 2001 from $15.1 million in fiscal 2000. Cost of services revenue as a percentage of total net revenue was 53% in fiscal 2002, 64% in fiscal 2001 and 41% in fiscal 2000. The decrease in cost of services revenue in absolute dollars in fiscal 2002 from fiscal 2001 is primarily due to lower costs associated with decreased personnel and subcontractor expenses in our services organization, resulting from multiple restructurings and reductions in personnel. Services experienced a negative gross margin in fiscal 2002 as a result of excess capacity in our consulting organization. The decrease in cost of services revenue as a percentage of services revenue in fiscal 2002 was primarily due to reductions in headcount-related expenses and outside consulting expenses, as a result of our restructurings. The increase in cost of services revenue in absolute dollars in fiscal 2001 from fiscal 2000 was primarily due to costs associated with increased personnel and subcontractor expenses in our services organization. Services experienced a negative gross margin in the year ended March 31, 2001 due to expenses for project activities beyond the billable scope of engagements, work on engagements where revenue was not recognized because of customer creditworthiness, investments in services infrastructure, as well as additional costs incurred due to starting up our services organization in Japan. The increase in cost of services revenue as a percentage of services revenue in fiscal 2001 was primarily due to excess capacity within our consulting organization.

     Operating Expenses

      Sales and Marketing. Sales and marketing expenses decreased 81% to $7.0 million in fiscal 2002 from $37.3 million in fiscal 2001, and increased 70% in fiscal 2001 from $21.9 million in fiscal 2000. Sales and marketing expenses as a percentage of total net revenue was 126% in fiscal 2002, 119% in fiscal 2001 and 59% in fiscal 2000. Sales and marketing expenses decreased in absolute dollars in fiscal 2002 from fiscal 2001 primarily due to decreased personnel-related costs as well as decreased advertising and other marketing activities. Sales and marketing expenses increased in absolute dollars in fiscal 2001 from fiscal 2000 primarily due to increased personnel-related costs, resulting from our expansion in the development of our domestic and international sales and marketing organizations, including our expansion into Japan during fiscal 2001, as well as advertising and other marketing activities. We have terminated our sales and marketing activities and expect little, if any, future sales and marketing expenses.

      Research and Development. Research and development expenses decreased 74% to $5.9 million in fiscal 2002 from $22.9 million in fiscal 2001, and increased 46% in fiscal 2001 from $15.7 million in fiscal 2000. Research and development expenses as a percentage of total net revenue was 106% in fiscal 2002, 73% in fiscal 2001 and 43% in fiscal 2000. Research and development expenses decreased in absolute dollars in fiscal 2002 from fiscal 2001 as a result of the decrease in the number of engineering and product development personnel and consultants. Research and development expenses increased in absolute dollars and as a percentage of total net revenue in fiscal 2001 as a result of the addition of engineering and product development personnel and consultants, partially due to our acquisition of ConnectInc.com and our addition of an engineering office in India. Personnel-related expenses accounted for the majority of the increase in absolute dollars. As a result of the sale to PeopleSoft, we no longer have any research and development activities and will incur no future research and development expenses.

      General and Administrative. General and administrative expenses decreased 12% to $7.3 million in fiscal 2002 from $8.3 million in fiscal 2001 and increased 26% in fiscal 2001 from $6.6 million in fiscal 2000. General and administrative expenses as a percentage of total net revenue were 130% in fiscal 2002, 27% in fiscal 2001 and 18% in fiscal 2000. General and administrative expenses decreased in absolute dollars in fiscal 2002 from fiscal 2001 due to reductions in administrative personnel and personnel-related costs, offset by the cancellation of employee and executive loans and increased costs for professional services. General and administrative expenses increased in absolute dollars and as a percentage of revenue in fiscal 2001 from fiscal 2000 due to increased bad debt provisions and increased personnel costs. We expect general and administrative expenses to continue to decline as a result of the sale to PeopleSoft and as we reduce administrative personnel.

      Acquired in-Process Research and Development. In fiscal 2002 and 2001 we made no charges to acquired in-process research and development. In fiscal 2000, in connection with our acquisition of ConnectInc.com, we ascribed $230,000 to three specific in-process research and development projects — all additional features to be added to the MarketStream product — which were charged to operations in the quarter ended March 31, 2000.

      To value the in-process technology, we used the income approach. Management estimated revenue that each in-process product would generate over its economic life. From this amount, a deduction was made for the revenue that was attributable to the previously existing technology. The result was the revenue attributable to in-process technology for each in-process product, which we used to apply the income approach. Cost of goods sold and estimated operating expenses were then deducted, a 40% corporate tax rate applied and finally the present value of the cash flow stream was calculated using a 35% discount rate.

     Unearned Stock-Based Compensation

      In connection with certain stock option grants issued prior to the year ended March 31, 2000, we recorded unearned stock-based compensation for the estimated difference between the exercise price of the options and their deemed fair value, which was amortized over the four year vesting period of the options using the method per Financial Accounting Standards Board Interpretation No. 28. The remaining unamortized amount of $7,000 as of March 31, 2001 was included as a component of stockholders’ equity and was fully amortized as of March 31, 2002. Amortization of unearned stock-based compensation totaled $7,000, $218,000 and $1,551,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

     Common Stock Warrants

      In September 1999, in connection with an equipment lease financing arrangement, the Company issued warrants to purchase 5,263 shares of Common Stock to an equipment lease financier. The fair value of the warrants had been recognized as interest expense over the life of the associated financing instrument. The warrants were immediately vested and exercisable upon issuance and have a three year term.

      In December 1999, the Company entered into license, maintenance and services agreements with a business partner. Concurrently with the license agreement, the Company issued a Common Stock warrant to the business partner to purchase 4,108 shares of the Company’s Common Stock at 85% of the average market price for the 20 consecutive business days commencing 39 days before the date of grant, which was $46.37. The warrant vested immediately and has a three year term. The warrant was valued at $118,000.

      In March 2000, we entered into further license, maintenance and service agreements with a business partner. Concurrently with the license agreement, we issued a Common Stock warrant to the business partner to purchase 5,475 shares of our Common Stock at 85% of the average market price for the 20 consecutive business days commencing 30 days before the date of grant, which was $31.051. The warrant vested immediately and had a three year term. The warrant was valued at $115,000.

      In June 2000 and December 2000, in connection with sales transactions, we issued warrants to purchase 5,395 and 100,000 shares, respectively, of Common Stock to customers. These warrants were immediately exercisable after issuance. The fair value of the warrants of $60,000 has been recorded as a reduction in revenue in the year ended March 31, 2001.

      We estimated the fair value of each of the warrants, using the Black Scholes option pricing model, at the date of grant and based upon the following assumptions: Risk free rate of 5.50% – 6.80%, average expected life of three years, no dividends expected to be paid on the Common Stock and expected volatility of 75%.

      The following lists information on the warrants we have issued to business partners since September 1999:

			Estimated	Fiscal Year of
Date of Grant	Shares	Exercise Price	Fair value	Expiration

September 1999	5,263	$9.50	$30,000	2003
December 1999	4,108	45.05	118,000	2003
March 2000	5,475	31.05	115,000	2003
June 2000	5,395	12.60	27,450	2004
December 2000	50,000	1.50	13,600	2004
December 2000	50,000	1.00	18,950	2004

     Amortization of Goodwill and Other Intangible Assets

      Of the $6.1 million purchase price paid for FirstFloor Software in August 1998 and $90.5 million for ConnectInc.com in January 2001, amortization of goodwill and other intangibles expenses was zero in fiscal 2002, $29.1 million in fiscal 2001 and $5.8 million in fiscal 2000, reflecting the amortization of goodwill and other intangible assets acquired as part of the acquisitions. As a result of the sale in March 2001 of the ConnectInc.com product, MarketMaker, to Digital River, and the impairment of the goodwill and other intangible assets of FirstFloor in fiscal 2001, there were no costs related to amortization of goodwill and other intangible assets in fiscal 2002.

     Restructuring and Other Activities

      In January 2001, we announced our first strategic restructuring plan, designed to reduce operating expenses. In connection with the restructuring, we reduced our workforce by 36 employees, and significantly reduced our use of outside contract labor. We also made provisions for reductions in office space and the disposal of related assets. The total amount of the restructuring charge was $1.4 million and was comprised of $590,000 in employee-related expenses for employee terminations, $749,000 of estimated expenses for facilities-related charges, and $24,000 for the disposal of certain excess capital equipment. Of these amounts, $1.3 million were cash-related charges, and $24,000 were non-cash charges. During the three months ended June 30, 2001, we decreased this provision by $43,000 as a result of lower than anticipated payroll taxes. As of March 31, 2002, we had incurred costs totaling $968,000 related to this restructuring, which required $944,000 in cash expenditures. As part of the Chapter 11 filing, we have rejected certain of the leases and contracts accrued in our first restructuring plan as allowed under the terms of the United States Bankruptcy Code. Consequently, we reduced the related accrual by approximately $351,000 in the quarter ended December 31, 2001. The reduction has been classified as a Chapter 11 related reorganization item in the accompanying condensed consolidated statement of operations.

      In April 2001, we undertook further restructuring designed to reduce operating expenses. In connection with this second restructuring, we reduced our workforce by another 77 employees and affected headcount in all functional areas. All employees were notified of this termination during the quarter that ended June 30, 2001. The total amount of the restructuring charge from this second restructuring was $753,000, was comprised entirely of employee-related expenses for employee terminations and was a cash-related charge. As of March 31, 2002, we had recorded a net decrease to the provision of $54,000, due to lower than anticipated severance costs, and had incurred all remaining costs related to the restructuring, all of which were cash-related.

      In July 2001, we announced a third strategic restructuring plan, designed to further reduce operating expenses. In connection with the restructuring, we further reduced our workforce by approximately 80 full-time positions and closed our operations in India. This restructuring affected headcount in all functional areas. The total amount of the restructuring charge was approximately $1.1 million, was comprised of $985,000 in employee-related expenses for employee terminations, and $162,000 of estimated expenses for facilities-related charges, and all are cash-related charges. As of March 31, 2002 we had incurred costs totaling approximately $995,000 related to the restructuring, all of which were cash-related, and had recorded a net decrease to the provision of $128,000 due to lower than anticipated international severance costs. The remaining reserve for this restructuring is approximately $24,000, which is included in accrued liabilities.

      In connection with the sale to PeopleSoft, approximately 40 of our employees became employees of PeopleSoft, leaving us with approximately 8 employees to perform the remaining tasks necessary to conclude our bankruptcy proceedings and other administrative matters. In anticipation of this sale and pending Bankruptcy filing, we had further reduced our workforce by approximately 9 full-time positions in December and reduced our workforce again as of the end of March 31, 2002 by another 5 employees. We have 3 remaining employees and will reduce our workforce as appropriate going forward consistent with administration of our Chapter 11 Case and plan of reorganization. The total amount of the related restructuring charge was approximately $248,000, all of which consisted of employee-related expenses for employee terminations, and all were cash-related charges. We recorded an increase to the provision of $25,000 during the three months ended March 31, 2002 related to higher than anticipated expenses related to international severance. As of March 31, 2002, we had incurred costs totaling approximately $237,000 related to the restructuring. The remaining reserve for this restructuring is approximately $36,000, which is included in accrued liabilities.

      The following table lists the components of the January, April, July and December 2001 restructuring charges for fiscal 2002 (in thousands):

		Excess
		Facilities
	Employee	and
	Costs	Equipment	Total

Balance at March 31, 2001	$217	$588	$805
Adjustment to reserve	(37)	(6)	(43)
Reserve established, April restructuring	753	—	753
Reserve utilized	(777)	(185)	(962)

Balance at June 30, 2001	156	397	553
Adjustment to reserve	(121)	—	(121)
Reserve established, July restructuring	985	162	1,147
Reserve utilized	(875)	(57)	(932)

Balance at September 30, 2001	145	502	647
Adjustment to reserve	(27)	—	(27)
Adjustment for rejected leases	—	(351)	(351)
Reserve established, December restructuring	248	—	248
Reserve utilized	(225)	(95)	(320)

Balance at December 31, 2001	141	56	197
Adjustment to reserve	(23)	13	(10)
Reserve utilized	(82)	(45)	(127)

Balance at March 31, 2002	$36	$24	$60

     Loss on Disposal of Long-Lived Assets

      During fiscal 2002, we sold and disposed of approximately $2.3 million of excess furniture and fixtures and computer equipment with a net book value of approximately $1.2 million. We incurred a net loss of approximately $1 million on the sale of those assets.

     Impairment of Long-Lived Assets

      In fiscal 2002, due to the large amount of excess computer equipment and software on hand at September 30, 2001, primarily resulting from our reductions in force announced in April and July 2001, an assessment of the carrying value of property and equipment was performed. All excess (i.e. no longer in service) capital equipment, software, and furniture and fixtures were reduced to their residual value based on published resale information. The carrying value of assets determined not to have any significant resale value was reduced to zero. As a result, we recorded an impairment charge of $985,000. In the third quarter of fiscal 2002, an adjustment of $75,000 was made to this impairment charge as we were able to realize greater than anticipated resale values for some of these assets.

      In the fourth quarter of fiscal 2002, primarily as a result of further reductions in our workforce from December 2001 through March 2002, the closure and impending closure of our international offices, the sale of substantially all of our operating assets to PeopleSoft, and the anticipated auction of substantially all of our remaining capital assets on May 22, 2002 by DoveBid, Inc., another assessment of the carrying value of property and equipment was performed. All excess (i.e. no longer in service) capital equipment, software, and furniture and fixtures were reduced to their residual value based on published resale information. The carrying value of assets determined not to have any significant resale value was reduced to zero. As a result, we recorded an impairment of charge of $824,000.

      In fiscal 2001, as part of our review of our fourth quarter financial results, an impairment assessment of our long-lived assets was performed. The assessment was performed primarily due to the significant decline in our stock price, the overall decline in industry growth rates and our lower fourth quarter and projected fiscal 2002 operating results. As a result, we determined that the carrying value of goodwill and other intangible assets identified below would not be recoverable based upon the existence of one or more of these indicators of impairment, and recorded an impairment charge aggregating $2.5 million in the fourth quarter of fiscal 2001, as described below.

      We recorded a $1.4 million impairment charge to adjust goodwill and other intangible assets and deferred costs associated with our acquisition of First Floor Software, Inc. to zero, which approximated its estimated fair value. The estimate of fair value was based upon the discounted estimated cash flows for the succeeding three years using a discount rate of 25%. The assumption supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflects management’s best estimates. The discount rate was primarily based upon the weighted average cost of capital for comparable companies.

      Due to the large amount of excess computer equipment on hand at March 31 2001, primarily resulting from our reduction in force announced in January 2001, an assessment of the carrying value of property and equipment was performed. All excess capital equipment (i.e. no longer in service) was reduced to its residual value based on published resale information. The carrying value of assets determined not to have any significant resale value were reduced to zero. As a result, an impairment charge of $1.1 million was recorded in the fourth quarter of fiscal 2001.

     Sales of Product Lines

      On February 6, 2002, we completed the sale of our intellectual property and significantly all of our operating assets to PeopleSoft for $5.0 million in cash. At the closing, PeopleSoft paid us $4.5 million and $500,000 was deposited into escrow to be held for six months as a non-exclusive remedy to satisfy any claims that PeopleSoft may have against us under the asset purchase agreement.

      The total proceeds from the sale of $5.0 million, less the book value of transferred equipment, intangible assets, deferred revenue, and transaction costs, based on their respective estimated fair values at the sale date, were recorded as a gain on sale of assets in the quarter ended March 31, 2002.

      The calculation of the gain on the sale was determined as follows (in thousands):

Total consideration	$5,000
Book value of equipment, intangible assets and deferred revenue	(53)
Transaction costs	(256)

Gain on sale	$4,691

      In March 2001, we sold our MarketMaker business to Digital River, Inc. in exchange for 1.63 million shares of Common Stock of Digital River, valued at $7.9 million on the date of sale. We incurred a loss in fiscal 2001 on the sale of these assets in the aggregate amount of $49.7 million.

     Chapter 11 Related Reorganization Items

      The accompanying consolidated financial statements have been prepared in accordance with SOP 90-7. SOP 90-7 requires charges, including professional fees, realized gains and losses and provisions for losses resulting from the reorganization and restructuring of the business due to our bankruptcy filing to be reported separately.

      The $2.9 million for Chapter 11 related reorganization items in the consolidated and debtor-in-possession statements of operations consisted of approximately $2.1 million of estimated allowable claims for rejected leases not previously accrued under a restructuring plan, $256,000 of liabilities related to valid claims not previously accrued, and $495,000 of professional fees for the fiscal year ended March 31, 2002.

     Realized Gains on Sale of Securities

      On March 20, 2001, we sold the assets of ConnectInc.com, our wholly-owned subsidiary, consisting of ConnectInc.com’s MarketMaker product line, to Digital River, Inc., in exchange for approximately 1.63 million shares of Common Stock of Digital River, valued at $7.9 million on the date of sale. The agreement with Digital River included a contingent earnout whereby we were eligible to receive additional shares of Digital River’s Common Stock based upon the revenue generated by the MarketMaker product, from sales by Digital River or by us, over the 13 months following March 21, 2001. According to the terms of the contingent earnout, as of September 30, 2001, based upon revenue generated by the MarketMaker product, we received notice on October 23, 2001 from Digital River that we were eligible to receive, and did receive, approximately 60,000 additional shares of Digital River Common Stock valued at approximately $314,000. We commenced sales of Digital River stock on October 23, 2001. During the year ended March 31, 2002, we sold all 1.69 million shares of Common Stock for net proceeds of approximately $24.4 million, and a realized gain of approximately $16.3 million.

     Impairment of Long Term Investments

      In fiscal 2002, we incurred losses on our equity investments of approximately $390,000. The losses related primarily to declines in the fair value of our investments in privately held companies, which we deemed to be other than temporary.

      In fiscal 2001, we determined that certain of our investments had suffered an other-than-temporary decline in value primarily due to their limited liquidity and poor prospects for additional funding. We thus reduced their carrying amounts to their estimated fair value by a charge of $1.3 million.

     Interest and Other Income, Net

      Interest and other income, net was $607,000 in fiscal 2002, $3.6 million in fiscal 2001 and $2.4 million in fiscal 2000. The decrease in fiscal 2002 is primarily due to a reduction in interest income resulting from the liquidation of investments to fund ongoing operations, as well as increased losses on currency exchange. The increases in fiscal 2001 and fiscal 2000 are both primarily due to interest generated on higher average investments, and cash and cash equivalents balances as a result of our initial public offering in fiscal 2000.

     Income Taxes

      We have incurred operating losses for all periods from inception through March 31, 2002, and therefore have not recorded a provision for federal or state income taxes for fiscal 2001 or fiscal 2000. However, in fiscal 2002, we generated revenues and established sales subsidiaries in foreign locales. Accordingly, we have recorded a benefit for income taxes of $36,000 for fiscal 2002, representing a reduction of previously estimated taxes due on revenues generated in our foreign locations. The benefit as a percentage of total net revenue was 1%. We are in the process of liquidating and closing down all of our foreign subsidiaries.

      As of March 31, 2002, we had approximately $82 million of federal and $22 million of state net operating loss carryforwards available to offset future taxable income, which expire in varying amounts beginning in 2009 and 2003, respectively. We had net deferred tax assets, including our net operating loss carryforwards and tax credits of $44.4 million as of March 31, 2001. We have recorded a valuation allowance for the net deferred tax asset balance of our deferred taxes assets, as the future realization of the tax benefit is not currently likely. See Note 6 of the notes to the consolidated financial statements. Under the provisions of the Internal Revenue Code of 1986, as amended, substantial changes in ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income.

Liquidity and Capital Resources

      As of March 31, 2002, we had $26.5 million of cash and cash equivalents compared with $8.4 million of cash and cash equivalents and $24.4 million of short-term investments, as of March 31, 2001. The increase in cash and cash equivalents is largely attributable to proceeds from the sale of assets to PeopleSoft, as well as the sale of all of the shares of Digital River Common Stock held by us, for net proceeds of approximately $24.4 million. We received $4.5 million upon the closing of the sale to PeopleSoft on February 6, 2002, and $500,000 was deposited into escrow to be held for six months as a non-exclusive remedy to satisfy any claims that PeopleSoft may have against us under the asset purchase agreement.

      We expect cash and cash equivalents to continue to decrease in the future, as we have ceased operations and are no longer generating revenues, and we expect cash used in operating and investing activities to continue to be greater than cash provided by financing activities.

      Cash used in operating activities was $10.4 million for fiscal 2002, primarily from net losses, net of non-cash expenses including depreciation, impairment of long-lived assets, amortization and forgiveness of stockholder notes, and a decrease in accounts payable and accrued liabilities, offset by a decrease in accounts receivable. Cash used in operating activities was $51.2 million for fiscal 2001, primarily from net losses, net of non-cash expenses including depreciation, amortization and stock compensation, and a decrease in accounts payable and accrued liabilities. Cash used in operating activities was $17.7 million for fiscal 2000, primarily from net losses, net of non-cash expenses including depreciation and stock compensation, and increases in our accounts receivable and other current assets offset by increases in accounts payable and accrued liabilities.

      Net cash provided by investing activities was $29.7 million for fiscal 2002, primarily related to sales and maturities of investments, including the sale of all of our Digital River stock. Net cash provided by investing activities was $31.8 million for fiscal 2001, primarily related to sales and maturities of investments, partially offset by the purchase of capital equipment and software. Net cash used in investing activities of $56.8 million for fiscal 2000, related primarily to the purchase of investments after our initial public offering and, to a lesser extent, purchases of computer equipment and software.

      Financing activities used $1.1 million in fiscal 2002 primarily as a result of payments on debts and leases. Financing activities provided $1.8 million in fiscal 2001 and primarily related to the sales of our Common Stock through the exercise of stock options, partially offset by payments on debt and leases. Net cash provided by financing activities of $84.9 million for fiscal 2000 consisted primarily of net proceeds from the sale of our Common Stock in our initial public offering. We have used debt and leases to partially finance our operations and capital purchases.

      In July 2001, in order to retain key employees after our reductions in force, we agreed to pay retention bonuses on the earlier of January 31, 2002 or the occurrence of a change in our ownership, a further workforce reduction, a dissolution, reorganization or restructuring. In accordance with the terms of the retention plan, as a consequence of our voluntary petition for reorganization under Chapter 11 on December 14, 2001, the retention bonuses of approximately $865,000 were paid in cash in December 2001, prior to the bankruptcy filing.

      As a result of our December restructuring activities, we committed a further $175,000 to an employee retention and severance program applicable to all remaining employees in good standing who were not transferred to PeopleSoft as part of our sale of assets to PeopleSoft in February 2002. These remaining employees were eligible to receive a pre-defined retention payment in the quarter ending March 31, 2002; as a result, we have paid approximately $140,000 as of March 31, 2002. The remainder will be paid in cash during the June 2002 quarter.

      In connection with the sale of assets to PeopleSoft, we established a retention program in the aggregate amount of $160,000, payable equally to 8 key employees, provided that they remain in PeopleSoft’s employ for six months after the closing of the sale of assets to PeopleSoft. This retention is expected to be paid by August 31, 2002.

      We do not expect to make capital expenditures over the next 12 months, however, our capital requirements will depend on many factors, including the success of our reorganization, the form of our Chapter 11 plan of reorganization, the aggregate amount to be fully distributed to creditors to satisfy claims, the amount of any unknown claims or contingent claims from creditors or equity holders, the outcome of litigation, the cost to shut-down our international subsidiaries and the costs of administering our Chapter 11 process, including legal and other fees.

Post Filing Liquidity

      On December 14, 2001 we filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code and as such all pending claims and litigation against us are stayed automatically. Accordingly, we may reject or assume pre-petition executory contracts as allowed by the Bankruptcy Code. We have filed motions to reject certain unexpired leases and executory contracts which have either already been approved or are set for hearing before the Bankruptcy Court. We are currently reviewing all remaining pre-petition executory contracts to determine which commitments will be assumed or rejected by us.

      Currently, subject to resolution of outstanding contingent claims, we believe that all known, non-disputed, non-contingent claims will be paid in full. However, we are subject to certain contingent liabilities as described in Item 3 — Legal Proceedings above, that may reduce the amounts available to repay outstanding creditor claims.

Pre-Petition Liabilities

      Due to the factors mentioned in the paragraphs above, there is no assurance that there will be sufficient assets to satisfy our pre-petition liabilities in whole. Under a plan of reorganization, pre-petition creditors could receive less than 100% of the face value of their claims. Although we expect that we will have excess assets after payment of liabilities, and that there is value for our equity securities, there is no assurance that the holders of our equity securities will receive value for their interests. Until resolution of such claims, we may be unable to make a distribution to our equity security holders, if at all. In addition, we have not yet determined what our proposed plan will be, whether we will liquidate and distribute all remaining assets after satisfaction of liabilities, or whether we will merge or combine with or be sold to another entity. It is not possible to predict the outcome of the Chapter 11 Case, the terms and provisions of any plan of reorganization, or the effect of the Chapter 11 reorganization process on the claims of our creditors or the interests of our equity security holders.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We have not initiated any business combinations since June 30, 2001 and accordingly the implementation of SFAS 141 has not had a material effect on our financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We recorded impairment charges aggregating $2.5 million in the fourth quarter of fiscal 2001 to adjust goodwill and other intangible assets to zero, and accordingly ceased goodwill amortization. Accordingly, the implementation of SFAS 142 in fiscal year 2002 has not had a material effect on our financial statements.

      In July 2001, the FASB’s Emerging Issues Task Force (“EITF”) reached final consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”). EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor’s financial statements not as an expense, but as an offset to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. We have adopted these new standards in our fiscal year ended March 31, 2002. The implementation of EITF 00-25, EITF 01-09, and the accompanying interpretive guidance has not had a material impact on our financial position, results of operations, or cash flows.

      In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective January 1, 2002. SFAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions relating to the disposal of a segment of a business set forth in Accounting Principles Board Opinion No. 30. This Statement retains many of the fundamental provisions of SFAS 121 and expands the scope of discontinued operations to include more disposal transactions. We have adopted SFAS 144 in our quarter ended March 31, 2002. The implementation of SFAS 144 has not had a material effect on our financial statements.

      In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143 (“SFAS 143”) “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. Earlier adoption is encouraged. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not believe the adoption of SFAS 143 will have a material effect on its financial statements.

      In February 2002, the EITF issued Topic Number D-103 “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred”, which is effective for financial statements beginning after December 31, 2001. Topic Number
D-103 requires that reimbursements received for out-of-pocket expenses incurred, generally, be characterized as revenue in the statement of operations. We have adopted Topic Number D-103 in its quarter ended March 31, 2002. We have historically recorded reimbursements for out-of-pocket expenses as net amounts in cost of services revenue in the statement of operations. In accordance with the transition guidance included in Topic Number D-103, adoption required the reclassification of financial statements for prior periods presented for comparative purposes. The adoption of Topic Number D-103 did not affect our net loss, financial position or cash flows. The reclassification did affect the presentation of certain revenue and cost of revenue items contained within our financial statements.

Factors That Could Affect Our Future Performance

Our bankruptcy filing may have unanticipated adverse impacts on our business and the ability of our stockholders to realize value for their shares.

      On December 14, 2001, we filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, we are presently operating our business as a debtor-in-possession.

      Currently, neither we nor our creditors nor the Equity Committee have proposed a plan of reorganization and there can be no assurance that the Bankruptcy Court will confirm any plan of reorganization that we or our creditors or our equity committee may propose. As provided by the Bankruptcy Code, we initially have the exclusive right to propose a plan of reorganization for 120 days following the filing of our Chapter 11 petition. We have obtained an order from the Bankruptcy Court extending our exclusive rights to file a plan. In connection with this order, we entered into a stipulation with the Equity Committee established in the bankruptcy case that, absent a further court order, allows the Equity Committee to file its own plan after 60 days beyond our initial period of exclusivity. If we fail to file a plan of reorganization during our period of exclusivity or any extension thereof, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest to our Chapter 11 proceeding may be permitted to propose their own plan or plans of reorganization. The failure to have a plan of reorganization approved by the Bankruptcy Court could result in a liquidation of our remaining assets, consisting predominantly of our cash, cash equivalents, equity investments and corporate shell. Furthermore, there can be no assurance that there will be any improvement in our financial condition or results of operations upon consummation of a plan of reorganization, or that sufficient assets will remain to repay creditors or make a distribution to stockholders. During our Chapter 11 proceeding, we have incurred, and will continue to incur, significant costs associated with the reorganization, including, but not limited to, professional fees and other cash demands typical in bankruptcy proceedings. These costs, which are being expensed as incurred, are expected to significantly affect our results of operations and decrease assets available for use in the reorganization. Further, we may incur unanticipated expenses of and liabilities associated with the bankruptcy.

      In addition, we have not yet proposed our plan of reorganization, and it is uncertain at this time what will be the effect of the plan on our creditors and stockholders. We do not know if the plan will provide for payment of the whole or part of the claims of our creditors, nor whether there will be a distribution to stockholders. Due to the existence of contingent claims, such as the securities class action lawsuit filed against us, we may not be able to make a full distribution for some time, even if a distribution is made at all. We also may propose in the plan a further sale of the company to an unrelated third party, which could result in our stockholders becoming stockholders in the combined entity, or we may propose the liquidation and dissolution of the Company. Consequently, we may be unable to develop, prosecute, confirm and consummate a plan of reorganization, repay our creditors, make any distributions to stockholders or reorganize by merging our company with an existing business.

We have a history of losses, we have sold all of our products and associated assets to other companies, and do not expect to generate future revenues.

      Since inception, we have funded our business primarily through selling our stock, not from cash generated by our business. With the exception of the third and fourth quarter of fiscal 2002, we have incurred quarterly and annual losses in each of the seven years since we were formed. We incurred net losses of $3.9 million for the fiscal year ended March 31, 2002, as well as $141.3 million and $27.8 million for the fiscal years ended March 31, 2001 and 2000, respectively. As of March 31, 2002, we had an accumulated deficit of $202.7 million. Moreover, our revenues reached a high of $11.3 million in the quarter ended March 31, 2000 and have declined in every quarter since that date.

      We have sold all of our intellectual property, trademarks, tradenames, patents, copyrights, and associated assets, including the intellectual property related to our products, and we have scaled back our business to only very limited administrative functions. Our sole source of income is anticipated to be interest income earned on the cash realized from the sale of our operating assets and, potentially, proceeds from the sale of remaining tangible assets, and returns that may be generated from our limited equity investments in generally high-risk technology start-up companies. There can be no assurance that this income will be sufficient to cover our administrative costs and other costs, such as ongoing litigation and the winding down of our international subsidiaries. We may have insufficient cash to satisfy all of the claims of our creditors or to make a distribution to stockholders, or to reorganize and merge our company with an existing business.

Our ability to continue as a “going concern” is uncertain.

      The accompanying consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates continuity of operations, control of operating costs and expenses and the realization of asset sales and liquidation of liabilities and commitments. While we expect that our cash on hand will provide sufficient funds to allow us to meet our pre- and post-petition debt, operating expenses and capital requirements while a plan of reorganization is developed and considered, the bankruptcy filing and related circumstances, and the sale of substantially all of our operating assets, raise substantial doubt about our ability to continue as a going concern. The appropriateness of reporting on a going concern basis is dependent upon, among other things, the availability of sufficient capital to meet expenses, confirmation of a plan of reorganization, future profitable operations, customer and employee retention and the ability to generate sufficient cash from operations and financing sources to meet our obligations as they become due. We have considered all of the foregoing. However, our ability to survive the bankruptcy and emerge as a going concern is contingent on our sale to, or merger or combination with, another company, or identification of another product or business in which to invest, and there is no assurance that we will undertake these actions. Without a sale to, or merger or combination with, another company, we would likely file a plan of reorganization that provides for our liquidation and distribution of assets. Should some or all of our assumptions prove to be unfounded or prove to be untrue in the future, our results of operations and financial condition will be adversely affected.

Additional claims may be filed against us in our bankruptcy proceeding and may significantly affect stockholder value.

      We may incur additional, unknown claims, as part of our bankruptcy proceeding that we cannot currently determine. If such claims are filed, they will reduce the amount available for distribution to our creditors and stockholders. Our customers could file claims for termination of license agreements or for loss of maintenance and support, or may claim that the technical support and assistance offered by PeopleSoft to our customers for the current versions of our Configurator and Advisor products, and to correct errors in such products, for a period of one year after the closing, is less than what we had agreed to provide. In addition, we are subject to certain contingent, unliquidated claims in connection with litigation filed against us. These claims, once liquidated, may be higher than expected, and may reduce the amounts available to repay creditors or distribute to stockholders, if any.

We are no longer listed on the NASDAQ National Market and the market in our stock may not continue.

      In July 2001, our Common Stock was delisted from the Nasdaq National Market. Our Common Stock is quoted on the Nasdaq Over-the-Counter (OTC) Bulletin Board quotation service. This has reduced the market and liquidity of our Common Stock and consequently may adversely affect the ability of our stockholders and broker/dealers to purchase and sell our shares in an orderly manner or at all. The volume of trading in our stock has continued to decline since our bankruptcy filing. Trading in our Common Stock through market makers and quotation on the OTC Bulletin Board entails other risks. Due in part to the decreased trading price of our Common Stock and lack of analyst coverage, the trading price of our Common Stock may change quickly, and market makers may not be able to execute trades as quickly as they could when the Common Stock was listed on the Nasdaq National Market. Although trading continues, if the plan of reorganization provides for liquidation of the company, the plan will set forth the date on which stockholders of record will be entitled to any distribution. In such an event, trading in our stock will be suspended after such date.

We may be unable to retain the personnel necessary to manage our business through the bankruptcy proceeding.

      We will need to retain select personnel to propose and submit for confirmation our plan of reorganization and complete our bankruptcy proceeding. Although our board of directors has entered into an agreement with Regent Pacific Management Corporation to provide personnel to fill some of these and other senior management positions, the agreement may be canceled at any time, subject to notice provisions, after May 2002. Our agreement with David Powell, Inc., for the provision of the services of our Chief Financial Officer, terminated in February 2002, although Mr. Wright has agreed to remain in his capacity as our Chief Financial Officer, at a reduced fee, through April 30, 2002. If the agreement with Regent Pacific is not renewed, the loss of the Regent Pacific personnel could have a material adverse effect on our operations, and our ability to propose and confirm a plan of reorganization, especially during any transition phase to new management after the cancellation or non-renewal. Similarly, if Regent Pacific were no longer able to provide us with management services, our ability to direct our business and manage the administration of our bankruptcy proceeding could be hindered, and might ultimately adversely affect our ability to repay creditors or distribute any remaining assets to our stockholders, or may require us to convert our bankruptcy proceeding to a liquidation under Chapter 7 of the Bankruptcy Code. In addition, the loss of the services of any other key administrative personnel could materially adversely affect our ability to manage our affairs while in bankruptcy.

We may experience difficulty collecting amounts due from our customers.

      Although PeopleSoft has, under the terms of our asset purchase agreement and the servicing agreement entered into pursuant thereto, agreed to be responsible to collect our outstanding accounts receivable and transmit collections to us, we may be unable to collect any of our outstanding accounts receivable. With the recent economic slow down and the down turn in the market for products and services offered by our customers, many of these customers are forecasting that their revenue for the foreseeable future will be lower than anticipated, and some customers have experienced or are likely to experience serious cash flow problems and even bankruptcy. Economic conditions affecting our customers could cause customers to become unable or unwilling to pay us in a timely manner, or at all, for products and services that we have provided them. These customers may also use our bankruptcy filing, sale to PeopleSoft and termination of relations with the customer as a reason to withhold payment on outstanding accounts receivable. We have established allowances that we believe are sufficient to cover losses due to bad debts.

Defects in our software products could result in claims made against us.

      Complex software products like ours may contain undetected errors or defects, that may be detected at any point in the life of the product. Although we no longer sell software products, we may continue to be subject to claims from customers, or from PeopleSoft, in the event errors are discovered in our products. We have in the past discovered software errors in our products. Errors may be found from time to time in our products after commencement of commercial shipments, resulting in claims made against us for increased warranty and repair costs. Since our products are used for company-wide, integral computer applications with potentially strong impacts on our customers’ sales of their products, errors, defects or other performance problems could result in financial or other damages to our customers. Litigation over such product claims, even if unsuccessful, would be time consuming and costly. In addition, customers could file warranty claims in our bankruptcy proceeding, reducing the total available to repay other creditors and distribute to stockholders, if any.

If PeopleSoft makes a claim against us under the asset purchase agreement, the purchase price may be decreased, resulting in a reduction of cash available for repayment of creditors or distribution to stockholders.

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

Pending litigation could cause us to incur increased costs and result in a costly judgment or settlement against us.

      Since March 2001, various of our stockholders have filed class action lawsuits against us, certain of our current and former directors and officers and certain underwriters of our initial public offering of Common Stock in October 1999. The complaints, which have been consolidated, alleged generally that we and other named defendants failed properly to disclose certain underwriting arrangements or terms in connection with our initial public offering, which resulted in the manipulation of the price of our Common Stock. The lawsuits seek an unspecified amount of damages and are based on transactions in Calico Common Stock generally between October 1999 and June 2000. The uncertainty associated with these substantial, unresolved lawsuits could seriously harm our business and financial condition. The continued defense of these lawsuits also could result in the diversion of resources. Negative developments with respect to the lawsuits could cause our stock price to decline significantly. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the defense and resolution of these lawsuits, by settlement or otherwise, the size of any such payments could seriously harm our financial condition and result in decreased distributions to creditors and stockholders. Because the complaints do not specify the amount of damages plaintiffs seek, we are unable to estimate the possible range of damages that could be awarded as a result of the lawsuits, although plaintiffs in the lawsuit have filed a claim in our bankruptcy proceeding in excess of $62 million. We maintain directors and officers insurance applicable to the lawsuits, but there can be no guarantee that the proceeds of such insurance will be available for defense fees and costs, or payment of any settlement or judgment in the lawsuits. We are also contractually committed to indemnify officers and directors for losses they may incur in defense, settlement, or judgment of such suit. We have not set aside any financial reserves relating to potential damages associated with these lawsuits. Because the lawsuit represents a disputed, contingent, unliquidated claim, we may be unable to confirm a plan of reorganization until resolution of the lawsuit, or may have to set aside a reserve of some or all of the cash that would otherwise be available to satisfy claims of creditors or distributed to stockholders, resulting in a reduced or delayed distribution, or eliminate such distribution in its entirety.

Some of our investments in portfolio companies may lose value or become impaired.

      We have investments in several privately held technology companies in development stage. These investments are inherently risky because the companies’ businesses may never develop, and we may incur losses related to these investments. We may be required to reduce the value of those investments as reflected on our balance sheet, which also may affect our results of operations. If we incur a charge to reflect other than temporary declines in the value of our private equity investments below our recorded value, our balance sheet and results of operations will be reduced.

      The market valuations of technology companies have been highly volatile in recent years, and in the most recent year those market valuations have generally trended downward. Because of this downward trend, we incurred charges for the impairment of values of our investments of $390,000 for the year ended March 31, 2002. The value of our investments could be further impaired, and we may not receive any return on our investment, causing the value of our assets to decline.

We intend to wind up all of our international subsidiaries, which may cause us to incur costs associated with their closure.

      We intend to wind up and dissolve all of our foreign and domestic subsidiaries, and expect to incur additional costs as a result of their closure for termination of employees, disposal of assets, termination of office leases and related professional costs and fees. Such costs and expenses will reduce the amount of cash that we might otherwise have available to repay creditors and distribute any remaining assets to stockholders, if any, if a liquidation and distribution is made.

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

      Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•	establishment of a classified board of directors such that not all members of the board may be elected at one time;

•	the ability of the board of directors to issue without stockholder approval up to 10,000,000 shares of preferred stock to increase the number of outstanding shares and thwart a takeover attempt;

•	no provision for cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	limitations on who may call special meetings of stockholders;

•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Our stock price has been highly volatile and has experienced a significant decline, particularly because our business depends on the Internet, and may continue to be volatile and decline.

      The trading price of our Common Stock has fluctuated widely in the past and is expected to continue to do so in the future, as a result of a number of factors, many of which are outside our control. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, particularly Internet-related companies, and that have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations have adversely affected the market price of our Common Stock. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Current pending securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources. Our Common Stock reached a high of $0.66 during the year ended March 31, 2002 and traded as low as $0.03 through March 31, 2002.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Sensitivity

      Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. However, due to the short-term nature of our cash investments, we do not believe that we have a material risk exposure.

      At March 31, 2002, we had cash and cash equivalents consisting of cash and money market funds of $26.5 million, compared to $32.8 million of cash, cash equivalents and short-term investments at March 31, 2001, which consisted of cash, money market funds, corporate notes and corporate, municipal and other government agency bonds. These investments may be subject to interest rate risk and will decrease in value if market interest rates decrease. Declines in interest rates over time will reduce our interest income.

     Equity Price Risk

      We have also invested in a small number of privately held companies, almost all of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. Our investments are carried at original cost unless an other than temporary decline in the value of the investment occurs, and at such time the investment is written down to its estimated fair value and a new cost basis is established. At March 31, 2002, the carrying value of investments in privately held companies aggregated $160,000 after writing them down to the estimated fair value, and is included in long-term investments in the accompanying consolidated balance sheets. We monitor these investments for changes in value, including impairment, by reference to factors such as the companies’ technology, product launch, funding and liquidity.

Item 8.     Financial Statements and Supplementary Data

Annual Financial Statements

      The financial statements and supplementary data required by this Item 8 are listed in Item 14(a)(1) and begin at page F-1 of this annual report on Form 10-K.

Selected Quarterly Results of Operations

      The Selected Quarterly Results of Operations required by this Item 8 are included below.

Supplemental Data

      The following table sets forth certain unaudited quarterly statements of operations data for the fiscal years ended March 31, 2001 and 2002. This information has been derived from our consolidated, unaudited financial statements, which, in management’s opinion, have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this document.

      The amount and timing of operating expenses generally has varied from quarter to quarter. As a result of the sale of substantially all of our assets to PeopleSoft, we believe that period-to-period comparisons of our operating results are not meaningful, and as a result, you should not rely upon our historical results as an indication of future performance.

CONSOLIDATED STATEMENT OF OPERATIONS DATA

	Quarter Ended

	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
	2002	2001	2001	2001	2001	2000	2000	2000

	(In thousands)
Net revenue:
License	$608	$458	$555	$1,118	$2,936	$1,569	$3,461	$5,026
Services	266	633	816	1,142	2,672	4,275	5,171	6,139

Total net revenue	874	1,091	1,371	2,260	5,608	5,844	8,632	11,165

Cost of net revenue:
License	43	12	66	124	751	851	275	357
Amortization of purchased technology	—	—	—	—	—	—	483	497
Services	233	850	533	1,356	3,425	4,717	6,271	5,509

Total cost of net revenue	276	862	599	1,480	4,176	5,568	7,029	6,363

Gross profit	598	229	772	780	1,432	276	1,603	4,802

Operating expenses:
Sales and marketing	478	1,674	1,312	3,563	8,993	11,039	10,020	7,226
Research and development	493	1,334	1,487	2,623	5,919	5,866	5,723	5,384
General and administrative	1,716	1,219	1,940	2,394	2,643	2,370	1,824	1,506
Acquired in-process research and development	—	—	—	—	—	—	—	—
Amortization of intangibles	—	—	—	—	6,682	7,481	7,481	7,481
Impairment of long-lived assets	822	(74)	986	—	—	—	—	—
Loss on disposal of long-lived assets	169	222	622	—	2,415	—	—	—
Restructuring and other activities	(9)	221	1,026	710	1,362	—	—	—
(Gain) loss on sales of product lines	(4,691)	(314)	—	—	49,667	—	—	—

Total operating expenses	(1,022)	4,282	7,373	9,290	77,681	26,756	25,048	21,597

Income (loss) from operations	1,620	(4,053)	(6,601)	(8,510)	(76,249)	(26,480)	(23,445)	(16,795)
Interest and other income, net	493	(211)	195	130	717	849	947	1,111
Chapter 11 related reorganization items	(412)	(2,476)	—	—	—	—	—	—
Realized gains on sale of securities	17	16,244	—	—	—	—	—	—
Impairment of long-term investments	—	(390)	—	—	(1,350)	—	—	—

Income (loss) before taxes	1,718	9,114	(6,406)	(8,380)	(76,882)	(25,631)	(22,498)	(15,684)
Provision (benefit) for income taxes	(11)	(20)	(150)	145	220	414	—	—

Net income (loss)	$1,729	$9,134	$(6,256)	$(8,525)	$(77,102)	$(26,045)	$(22,498)	$15,684

Net income (loss) per share:
Basic earnings per share	$0.05	$0.26	$(0.18)	$(0.24)	$(2.20)	$(0.75)	$(0.65)	$(0.46)

Weighted average shares	35,407	35,183	35,154	35,075	34,900	34,700	34,400	34,000

Diluted earnings per share	$0.05	$0.26	$(0.18)	$(0.24)	$(2.20)	$(0.75)	$(0.65)	$(0.46)

Weighted average shares	35,569	35,349	35,154	35,075	34,900	34,700	34,400	34,000

      License and service revenue declined significantly in each quarter of fiscal 2002, as our performance paralleled that of the economy generally. Operating and net losses decreased significantly on a quarterly basis during fiscal 2002, due to a substantial reduction in our workforce, closure of foreign and domestic sales offices, reduction in our headquarters office space, and disposal of assets.

      During the third quarter of fiscal 2002, we sold 1.69 million shares of Digital River Common Stock for net proceeds of approximately $24.4 million and a realized gain of approximately $16.3 million.

      During the fourth quarter of fiscal 2002, we completed the sale of our intellectual property and significantly all of our operating assets to Peoplesoft for $5.0 million in cash. The total proceeds from the sale of $5.0 million, less the book value of transferred equipment, intangible assets, deferred revenue, and transaction costs, were recorded as a gain on sale of product line of $4.7 million.

Item 9.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Our Amended and Restated Certificate of Incorporation provides for a classified board of directors consisting of three classes of directors, each serving staggered three-year terms. As a result, a portion of our Board of Directors will be elected each year. At our initial public offering in October 1999, to implement the classified board, two of the nominees to the board were elected to one-year terms, two were elected to two-year terms and two were elected to three-year terms. Thereafter, directors are to be elected to three year terms. Effective as of the date of the Annual Meeting of Stockholders in 2000, the Board of Directors reduced the size of the board to five members. Alan P. Naumann resigned as both a Class I director and our president and chief executive officer in July 2001. Gary J. Sbona has been designated as Mr. Naumann’s replacement on our Board of Directors and will serve as a Class I director until the 2003 Annual Meeting of Stockholders. Messrs. Lacroute and Unger are Class II directors whose terms expire as of the date of the 2004 Annual Meeting of Stockholders. Mr. Friedman is a Class III director whose term expires at the 2002 Annual Meeting of Stockholders. As we do not anticipate holding an annual meeting during 2002, it is expected that Mr. Friedman will continue to serve until the next meeting of stockholders is held.

      Executive officers are appointed by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors, officers or key employees.

      Directors. This section sets forth information concerning the age and background of our current directors.

Name	Position With Calico	Age	Director Since

Gary J. Sbona	Director	58	2001
Bernard J. Lacroute	Director	58	1995
William D. Unger	Director	52	1995
Joel P. Friedman	Director	54	2000

      Gary J. Sbona has been a member of the Board since July 2001. Mr. Sbona also currently serves as Chief Executive Officer and Chairman of the Board of Directors for the following publicly-traded companies: Accelerated Networks, Inc., a provider of broadband access solutions for communications service providers, Auspex Systems, Inc., a network attached storage company; Clarent Corporation, a provider of software-based communications solutions; and Verity, Inc., a knowledge retrieval software company. In addition, he serves as a director of 3D Systems Corporation, a publicly-traded solid imaging and mass customization company. Since 1974, Mr. Sbona has served as Chief Executive Officer and Chairman of the Board of Directors of

Regent Pacific Management Corporation, a professional services firm that is currently providing us with management services.

      Bernard J. Lacroute has been a member of the Board since June 1995. Mr. Lacroute has been a partner with Kleiner Perkins Caufield & Byers since 1989. Prior to joining Kleiner Perkins Caufield & Byers, Mr. Lacroute held a number of senior executive positions in high technology firms including Digital Equipment Corporation and Sun Microsystems, Inc. Mr. Lacroute is a director of Brio Technology, Inc., a publicly-traded software provider, and a privately held company. Mr. Lacroute holds graduate degrees in Physics from the University of Grenoble and in Engineering from the Ecole Nationale Superieure d’Ingenieurs of France, as well as an M.S. degree in Electrical Engineering from the University of Michigan.

      William D. Unger has been a member of the Board since June 1995. Mr. Unger joined the Mayfield Fund, a venture capital firm, in 1983, and has been a general partner of several venture capital funds affiliated with the Mayfield Fund since 1987. Before joining Mayfield, Mr. Unger founded the executive recruitment firm Positek. Mr. Unger is a director of several privately held companies. Mr. Unger holds a B.A. degree in Elementary Education form the University of Illinois.

      Joel P. Friedman has been a member of the Board since March 2000. Since February 2000, Mr. Friedman has been a General Partner in Accenture Technology Ventures, formerly known as AC Ventures, the venture capital arm of Accenture Ltd., formerly known as Andersen Consulting LLP. Mr. Friedman joined Andersen Consulting LLP in 1971 and in 1997 assumed worldwide leadership for the banking and financial markets consulting practice, the largest industry segment served by the firm. Mr. Friedman is a director of Accenture Ltd., a publicly held consulting company, and two privately held companies. Mr. Friedman holds a B.A. in Economics from Yale University and an M.B.A. from Stanford University.

      Executive Officers. The following is a list of our current Executive Officers and information concerning their age and background.

Name	Age	Position with Calico

James B. Weil	55	President and Chief Executive Officer
Leslie E. Wright	48	Interim Chief Financial Officer and Secretary
H. Michael Hogan III	39	Vice President

      James B. Weil has been our President and Chief Executive Officer since July 2001. From August 1999 to May 2001, Mr. Weil was a Senior Vice President at Tacit Knowledge Systems, a privately held expertise knowledge management software company. From October 1996 to July 1999, he served as President, Inprise Products at Borland Software Corporation, an enterprise software company. From January 1996 until November 1996, he was Vice President — Field Operations for Ramco Systems, an application software developer. Mr. Weil holds a B.A. in Business from DePaul University.

      Leslie E. Wright has been our Interim Chief Financial Officer and Secretary since April 2001. Mr. Wright has also been the interim Chief Financial Officer of Pharsight Corporation since October 2001. From August 1997 to July 1999, Mr. Wright was Vice President, Finance and Chief Financial Officer for Infoseek Corporation, an Internet portal company. From 1994 to July 1997, he worked with Fractal Design Corporation, a graphics software company, where from May 1995 to July 1997 he served as Chief Operating Officer. From 1984 to 1994, Mr. Wright was employed with The ASK Group, Inc., a software company, where from 1986 through 1994, he served as Executive Vice President and Chief Financial Officer. Mr. Wright holds a B.S. degree in Business from San Jose State University. Mr. Wright is a Certified Public Accountant in the State of California.

      H. Michael Hogan III has been a Vice President since August 2001. Mr. Hogan is also the Vice President, Finance and Administration, Chief Financial Officer and Secretary of Accelerated Networks. Mr. Hogan served as Senior Vice President, Finance, Chief Financial Officer and Secretary of 3D Systems Corporation from September 1999 to February 2001. Mr. Hogan has been a Principal of Regent Pacific, the professional services firm that is currently providing us with management services, since November 1996.

Mr. Hogan holds a B.A. from Colgate University and is a Certified Insolvency Reorganization Accountant and a Certified Turnaround Professional.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (“SEC”). Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

      Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with.

Item 11.     Executive Compensation

      The following table sets forth information concerning the compensation during the fiscal years ended March 31, 2002, 2001 and 2000 of our chief executive officer, our other executive officers serving as of March 31, 2002 who made in excess of $100,000 during the fiscal year and two former executive officers whose compensation would have required disclosure but for the fact that they were no longer serving as executive officers as of March 31, 2002. See also “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” and “Certain Relationships and Related Transactions.”

Summary Compensation Table

					Long Term
					Compensation Awards
	Annual Compensation
					Securities
				Other Annual	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus(1)	Compensation	Options	Compensation

James B. Weil(2)	2002	—	—	—	—	—
President and Chief	2001	—	—	—	—	—
Executive Officer	2000	—	—	—	—	—
Leslie E. Wright(3)	2002	—	—	—	33,750	—
Interim Chief Financial	2001	—	—	—	—	—
Officer and Secretary	2000	—	—	—	—	—
Alan P. Nauman(4)	2002	$76,070	—	—	—	$494,354
Former President and	2001	215,178	$52,189	—	300,000	—
Chief Executive Officer	2000	211,667	45,797	—	300,000	—
Michelle A. Begun(5)	2002	$114,060	$6,375	—	—	—
Former Vice President,	2001	153,379	7,330	25,000	300,000	—
Human Resources	2000	—	—	—	—	—

(1)	Bonuses are based on performance.

(2)	Under the terms of our engagement agreement with Regent Pacific Management Corporation, Mr. Weil was appointed as our President and Chief Executive Officer as of July 16, 2001. In addition to Mr. Weil, in August 2001, H. Michael Hogan III was appointed a Vice President of the Company. Mr. Weil and Mr. Hogan are employees of and are paid by Regent Pacific and had no direct compensation from Calico during the fiscal year ended March 31, 2002. For further information concerning the terms of our agreement with Regent Pacific and amounts paid thereunder, please see “Item 13: Certain Relationships and Related Transactions.”

(3)	Under the terms of our engagement of David Powell, Inc., Mr. Wright was appointed as our Interim Chief Financial Officer in April 2001. No separate amounts were paid to Mr. Wright. For further information concerning the terms of our agreement with David Powell and amounts paid thereunder, including our payment to David Powell in connection with the sale of certain of our assets to PeopleSoft, Inc., please see “Item 13: Certain Relationships and Related Transactions.”

(4)	Mr. Naumann resigned as a director and our President and Chief Executive Officer as of July 16, 2001. Pursuant to the terms of an Independent Contractor Agreement entered into between Mr. Naumann and us as of July 16, 2001, we paid Mr. Naumann a total of $290,000 through November 2001. The amount under “All Other Compensation” represents loan forgiveness.

(5)	Ms. Begun resigned as our Vice President, Human Resources in July 2001. Pursuant to the terms of a resignation agreement with us, Ms. Begun continued to vest on shares underlying option grants made to her through September 2001.

Stock Options Granted in Fiscal Year Ended March 31, 2002

      The following table provides the specified information concerning grants of options to purchase Calico’s Common Stock made during the fiscal year ended March 31, 2002, to the persons named in the Summary Compensation Table. The options listed below were all granted under our 1997 Stock Option Plan, as amended, and are exercisable only upon the vesting of the underlying shares. Vesting generally occurs over a four-year period, at the rate of one-fourth on the first anniversary of the date of grant and  1/48th per month thereafter for each full month of the optionee’s continuous employment with Calico. Under both our 1997 Stock Option Plan, as amended, and our 2000 Non-Officer Stock Option Plan, our Board retains discretion to modify the terms, including the prices, of outstanding options. For additional information regarding options, see “Report of the Compensation Committee on Executive Compensation.”

Option Grants In Last Fiscal Year

Potential Realized
	Individual Grants				Value at Assumed
Annual Rates of
	Number of	% of Total			Stock Price
	Securities	Options			Appreciation for
	Underlying	Granted to	Exercise or		Option Term(3)
	Options	Employees in	Base Price	Expiration
Name	Granted	Fiscal Year(1)	($/Sh)(2)	Date	5%	10%

Leslie E. Wright	33,750	*	$0.1875	04/03/2011	$3,980	$10,085
Interim Chief Financial
Officer and Secretary

*	Less than one percent (1%).

(1)	Reflects total option grants made to executive officer during the fiscal year as a percentage of an aggregate of options to purchase 2,849,882 shares of our Common Stock that were granted to all Calico employees during the fiscal year ended March 31, 2002.

(2)	All options were granted at market value on the date of grant.

(3)	Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange Commission rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall market conditions and the option holders’ continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

Option Exercises and Fiscal Year Ended March 31, 2002 Year-End Option Values

      The following table provides the specified information concerning exercises of options to purchase Calico’s Common Stock in the fiscal year ended March 31, 2002, and unexercised options held as of March 31, 2002, by the persons named in the Summary Compensation Table above.

Aggregate Option Exercises In Last Fiscal Year and Fiscal Year-end Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
	Shares		Options at Fiscal Year End		at Fiscal Year End
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Leslie E. Wright	33,750	$6,328	—	—	—	—
Interim Chief Financial
Officer and Secretary

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

      We currently do not have employment contracts or change-of-control arrangements with our named executive officers, except as described in “Certain Relationships and Related Transactions.”

Compensation of Directors

      Our non-employee directors do not receive any compensation for their service as directors, other than reimbursement of all reasonable out-of-pocket expenses for attendance at meetings of the Board of Directors.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

      No member of our Compensation Committee serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth, as of March 31, 2002, certain information with respect to the beneficial ownership of our Common Stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock, (ii) each director and director-nominee of Calico, (iii) the Chief Executive Officer and the other executive officers of Calico as of March 31, 2002, and (iv) all directors and executive officers of Calico as a group.

	Amount and Nature	Percent of
	Of Beneficial	Common Stock
Name of Beneficial Owner(1)	Ownership(2)	Outstanding(3)

5% or Greater Holder
Kleiner Perkins Caufield & Byers(4)	4,012,441	11.2%
2750 Sand Hill Road Menlo Park, California 94025
Arthur F. Knapp(5)	3,591,071	10.0
5656 Country Club Parkway San Jose, California 95138
William G. Paseman(6)	2,222,912	6.2
14510 Big Basin Way, #165 Saratoga, California 95070

	Amount and Nature	Percent of
	Of Beneficial	Common Stock
Name of Beneficial Owner(1)	Ownership(2)	Outstanding(3)

Executive Officers
James B. Weil	—	—
Leslie E. Wright	33,750	*
H. Michael Hogan III	—	—

Directors
Joel P. Friedman(7)	307,200	*
Bernard J. Lacroute(8)	4,013,088	11.2
Gary J. Sbona(9)	3,548,777	9.0
William D. Unger	190,944	*

Directors and executive officers as a group (7 persons) (10)	8,093,759	20.5

*	Less than 1%.

(1)	The persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options. Only options granted before June 30, 1998 under our 1997 Stock Option Plan are immediately exercisable, subject to our right to repurchase unvested shares. None of the outstanding options which are exercisable within 60 days of March 31, 2002 and are treated as outstanding for purposes of this table are immediately exercisable and thus subject to the repurchase of unvested shares.

(3)	Calculated on the basis of 35,868,280 shares of Common Stock outstanding as of March 28, 2002, the last business day of our fiscal year, except that shares of Common Stock underlying options exercisable within 60 days of March 31, 2002 are deemed outstanding for purposes of calculating the beneficial ownership of Common Stock of the holders of such options.

(4)	Includes 3,109,752 shares held by Kleiner Perkins Caufield & Byers VII, L.P. and 902,689 shares held by KPCB Java Fund, L.P. One of our directors, Mr. Lacroute, is a general partner of KPCB VII Associates, L.P. which in turn is a general partner of Kleiner Perkins Caufield & Byers VII, L.P. Mr. Lacroute is also a general partner of KPCB VIII Associates, L.P. which in turn is a general partner of KPCB Java Fund, L.P. Mr. Lacroute disclaims beneficial ownership of the shares held directly by Kleiner Perkins Caufield & Byers VII, L.P. and KPCB Java Fund, L.P. except to the extent of any indirect pecuniary interest in his distributive share therein.

(5)	Based upon information provided by Mr. Knapp in a Schedule 13D/A filed with the Securities and Exchange Commission on February 28, 2002.

(6)	Based upon information provided by Mr. Paseman in a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2002.

(7)	Includes 307,200 shares owned by AC II Technology B.V. (ACT II). ACT II is one of a series of entities that is directly or indirectly owned by a holding company that is, in turn, controlled by the partners of Accenture Ltd., formerly known as Andersen Consulting LLP. Mr. Friedman is a general partner of Accenture Technology Ventures, which is also controlled by Accenture Ltd. Mr. Friedman disclaims beneficial ownership of all shares held by ACT II or Accenture Ltd. except to the extent of any indirect pecuniary interest in his distributive share therein.

(8)	Includes 4,012,441 shares held by two partnerships associated with Kleiner Perkins Caufield & Byers, which are disclosed in note 4 to this table, and an additional 647 shares held directly by Mr. Lacroute. Mr. Lacroute disclaims beneficial ownership of all shares held by partnerships associated with Kleiner

Perkins Caufield & Byers, except to the extent of any indirect pecuniary interest in his distributive share therein.

(9)	All shares are issuable upon exercise of options to purchase our Common Stock that are fully vested and exercisable.

(10)	See Notes 5 through 9. Includes 3,548,777 shares subject to options exercisable within 60 days of March 31, 2002 and deemed beneficially owned by executive officers and directors.

Equity Compensation Plan Information

      The following table sets forth, as of March 31, 2002, certain information with respect to securities to be issued under equity compensation plans.

Equity Compensation Plan Information

		Weighted-
		average
		Exercise Price
	Number of securities	of	Number of Securities
	to be issued	Outstanding	Remaining Available
	Upon Exercise of	Options,	for Future Issuance
	Outstanding Options,	Warrants	Under Equity
Plan Category	Warrants and Rights	and Rights	Compensation Plans

Equity compensation plans approved by security holders	0	$0.0	0
Equity compensation plans not approved by security holders(1)	3,548,777	$0.18	0

Total	3,548,777	$0.18	0

(1)	Nonstatutory stock option agreement for 3,548,777 shares granted to Gary J. Sbona on July 16, 2001. Mr. Sbona’s option originally vested in equal monthly installments over twelve months. However, pursuant to the terms of the stock option agreement, and in connection with the sale of assets to PeopleSoft, vesting of the option was accelerated and it is now fully vested and exercisable. The option will terminate on July 15, 2006, although it may terminate sooner if Mr. Sbona’s employment with us is terminated. The option will terminate immediately if Mr. Sbona’s employment is terminated for cause. If Mr. Sbona’s employment terminates as a result of his death, the option will terminate 18 months after such termination of service (but in no event later than July 15, 2006). If Mr. Sbona’s employment terminates for any reason other than for cause or death, the option will terminate one year after his employment with us ceases (but in no event later than July 15, 2006).

Item 13.     Certain Relationships and Related Transactions

      Since April 1, 2000, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be party in which the amount involved exceeds $60,000, and in which any director, executive officer or holder of more than 5% of any class of our voting securities and members of that person’s immediate family had or will have a direct or indirect material interest other than the transactions described below.

Business Partners

      In September 1999 and in connection with our initial public offering of Common Stock in October 1999, we announced a strategic alliance with Andersen Consulting, LLP, subsequently renamed Accenture, Ltd. As part of the alliance, we agreed to use a minimum of $1.0 million worth of Accenture’s consulting services over 18 months. In addition, concurrent with the close of our initial public offering of Common Stock, we sold 307,200 shares of our Common Stock to AC II Technology B.V., an entity controlled by Accenture, at a price per share of $13.02. As of the end of the eighteenth month period on March 15, 2001, Accenture had billed us a total of $834,311, all of which was billed during the fiscal year ended March 31, 2001. We were unable to use the $165,689 which remained under our $1.0 million commitment by the time of the sale to PeopleSoft. Joel Friedman, one of our directors, is a General Partner in Accenture Technology Ventures, formerly known as AC Ventures, the venture capital arm of Accenture.

Agreements with Former Executive Officers

      On January 31, 2001, we entered into a Confidential Resignation Agreement with H. Tayloe Stansbury, our former Vice President, Engineering. Under the terms of the agreement, we agreed to continue paying Mr. Stansbury his annual salary of $146,250 until October 2001, equal to an aggregate amount to be paid of approximately $96,525. We also agreed to allow Mr. Stansbury to continue to vest on stock options granted to him through September 2001.

      In connection with the resignation of Ms. Michelle A. Begun in July 2001 from her position as Vice President, Human Resources, we entered into an agreement with Ms. Begun under which she continued to vest through September 2001 on shares underlying stock option grants previously made to her.

      On July 16, 2001, we entered into a Separation Agreement and Release with Alan P. Naumann, our former President, Chief Executive Officer and member of our Board of Directors. Under the terms of the agreement, we agreed to forgive outstanding loans by Mr. Naumann in favor of us issued in connection with the exercise of options in an aggregate amount of $607,000, including unpaid principal and interest, net of our repurchase of 87,497 shares of Common Stock held by Mr. Naumann at an aggregate price of $113,000, representing the original purchase price, that had not vested as of July 16, 2001. We also agreed to reimburse Mr. Naumann for the cost of health and dental benefits, and agreed that he could continue use of a laptop computer and accessories until November 16, 2001.

      We also entered into a consulting agreement with Mr. Naumann, under which we agreed to pay Mr. Naumann the sum of $72,500 per month, for four months beginning August 1, 2001 and ending November 1, 2001, or an aggregate of $290,000, in return for consulting services and assistance in the transition to new management.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements and Management Consulting Services

     Agreement with David Powell, Inc. and Leslie E. Wright

      On February 22, 2001, we entered into an engagement letter with David Powell, Inc. (the “David Powell Agreement”) pursuant to which we agreed to pay David Powell, Inc. a monthly fee, plus a bonus payable quarterly on meeting performance obligations in return for retaining Leslie E. Wright as our Interim Chief Financial Officer for an initial two month noncancellable term, and thereafter terminable upon 30 days written notice by us or David Powell Inc. The agreement was later changed to provide for a monthly fee with the bonus eliminated. In accordance with the terms of the David Powell Agreement, we granted Mr. Wright an option to purchase 33,750 shares of our Common Stock at an exercise price of $0.1875 per share. The shares underlying the option were fully vested and exercisable, and Mr. Wright exercised this option during our fiscal year ended March 31, 2002. In addition, as a result of the sale to PeopleSoft, 1% of the purchase price payable by PeopleSoft, minus the value of the vested options granted to Mr. Wright as of the date the sale closed, was paid to David Powell, Inc. as a bonus relating to services rendered by Mr. Wright. In February 2002, we amended the agreement with David Powell Inc. to reduce the monthly fee under the agreement through April 30, 2002. We also entered into an Indemnification Agreement with Mr. Wright pursuant to which we agreed to indemnify Mr. Wright for certain liabilities arising out of the performance of services under the agreement.

     Agreement with Regent Pacific Management Corporation and Gary J. Sbona

      In July 2001, Mr. James B. Weil replaced Mr. Alan Naumann as our Chief Executive Officer and Mr. Gary J. Sbona was appointed to the Board of Directors. In addition, we entered into an agreement with

Regent Pacific Management Corporation (“Regent Pacific”), a management firm of which Mr. Sbona is the Chief Executive Officer and Mr. Weil is a principal, pursuant to which Regent Pacific has provided management services to us, including the services of Mr. Sbona and Mr. Weil, and other Regent Pacific personnel. The initial agreement had a 6 month term commencing July 2001 with compensation to Regent Pacific of $1.3 million for that period. The agreement requires that we indemnify Regent Pacific and Mr. Sbona for certain liabilities arising out of the performance of services under the agreement. In December 2001, we amended the agreement with Regent Pacific to extend the noncancellable term of the agreement to May 2002, and in connection thereto, paid to Regent Pacific $750,000 as fees due for the noncancellable portion of the agreement. In April 2002, we further amended our agreement with Regent Pacific to provide that after May 5, 2002, Regent Pacific will continue to provide management services to us indefinitely at a rate of $15,000 per week.

      In addition, as part of the original engagement, Mr. Sbona was granted an option to purchase 3,548,777 shares of the Company’s Common Stock. Vesting on all of the shares underlying the option accelerated as a result of the sale to PeopleSoft, and the option is now fully vested and exercisable. Separately, in connection with entering into the agreement with Regent Pacific, in July 2001 we also entered into an employment agreement with Mr. Sbona under which we have agreed to pay him $500 per week for so long as the agreement with Regent Pacific remains in effect.

      In addition, at the time of the original engagement, we entered into Indemnification Agreements with Mr. Weil, Mr. Sbona and H. Michael Hogan III, a Vice-President of the Company and a principal of Regent Pacific, that requires us to indemnify them for certain liabilities arising out of the performance of services under the agreement.

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

1. Financial Statements

The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

2. Financial Statement Schedules

Financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or the notes thereto.

3. Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

      (a) Exhibits

EXHIBIT INDEX

No.	Description

2.1(1)	Agreement and Plan of Reorganization dated as of June 23, 1998 by and among Calico Technology, Inc., Calico Acquisition Corporation, FirstFloor Software, Inc., Certain Shareholders of FirstFloor Software, Inc., and Certain Shareholders of Calico Technology, Inc.
2.2(1)	Form of Agreement and Plan of Merger between Calico Technology, Inc., a California corporation, and Calico Commerce, Inc., a Delaware corporation
2.3(2)	Agreement and Plan of Merger dated as of November 19, 1999 by and between Calico Commerce, Inc., ConnectInc.com, Co., and Calico Acquisition, Inc.
2.4(3)	Asset Purchase Agreement, dated March 20, 2001, by and between Calico, ConnectInc.com, Co. and Digital River, Inc.
2.5(4)	Asset Purchase Agreement dated as of December 12, 2001 by and between Registrant and PeopleSoft, Inc.
3.1(1)	Certificate of Incorporation
3.2(1)	Bylaws
10.1(1)	Office Lease between Metropolitan Life Insurance Company and Calico Commerce, Inc. dated as of August 18, 1999
10.2(1)	1997 Stock Option Plan and forms of agreements thereunder
10.3(1)	1995 Stock Option Plan and forms of agreements thereunder
10.4(1)	1999 Employee Stock Purchase Plan
10.5(1)	Form of Indemnity Agreement for directors and officers
10.6(1)	Investors’ Rights Agreement, dated as of May 26, 1995, as amended, among Calico Technology, Inc. William G. Paseman, and the persons identified on the schedules attached thereto
10.7(1)	Loan Agreement dated as of January 21, 1997 between Calico Technology, Inc. and Venture Lending and Leasing, Inc.
10.8(1)	Four Variable Rate Installment Notes between Calico Technology, Inc. and Comerica Bank — California
10.9(1)	Common Stock Purchase Agreement dated September 3, 1999 between Calico Commerce, Inc. and Dell U.S.A., L.P.
10.10(1)	Letter Agreement between Andersen Consulting LLP and Calico Commerce, Inc. dated September 17, 1999
10.11(1)	Common Stock Purchase Agreement dated September 29, 1999 between Calico Commerce, Inc. and AC II Technology (ACT II) B.V.
10.12(1)	Amendment Number Nine to Investors’ Rights Agreement dated September 28, 1999
10.13(5)	Amended and Restated Loan and Security Agreement dated October 15, 1999 between Calico Commerce, Inc. and Comerica Bank — California
10.14(6)	2000 Non-officer Stock Option Plan
10.15†(7)	Software License Agreement dated April 27, 1999, as amended October 28, 1999, between Calico Commerce, Inc. and WebXpress, A BEA Company
10.16†(8)	Second Amendment, dated April 28, 2000, and Third Amendment, dated March 15, 2001, to Software License Agreement between Calico Commerce, Inc. and WebXpress, A BEA Company
10.17(9)	Security Agreement by and between Calico Commerce, Inc. and Comerica Bank — California, dated March 16, 2001
10.18(10)	Common Stock Warrant issued to Anjes, Inc. dated December 28, 2000

No.		Description

10.19(11)		Common Stock Warrant issued to Hefei Xin Hua Hai Electronics Limited dated December 28, 2000
10.20 †(	12)	Letter of Agreement Regarding Financial Services Proposal by and between Calico Commerce, Inc. and David Powell, Inc. dated February 22, 2001
10.21(13)		Separation Agreement and Release by and between Alan P. Naumann and Calico Commerce, Inc., dated July 16, 2001
10.22(14)		Independent Contractor Agreement by and between Alan P. Naumann and Calico Commerce, Inc., dated July 16, 2001
10.23(15)		Retainer Agreement by and between Regent Pacific Management Corporation and Calico Commerce, Inc., dated July 13, 2001
10.24(16)		Employment Agreement by and between Gary J. Sbona and Calico Commerce, Inc. dated July 16, 2001
10.25(17)		Stock Option Agreement by and between Gary J. Sbona and Calico Commerce, Inc. dated July 16, 2001
10.25(18)		First Amendment to Management Services Agreement between Regent Pacific Management Corporation and Registrant, dated December 6, 2001
10.26(19)		First Amendment to Financial Services Arrangement between David Powell, Inc. and Registrant, dated December 6, 2001
21.1		List of Subsidiaries

(1)	Incorporated herein by reference to Calico’s Registration Statement on Form S-1, as amended (File No. 333-82907)

(2)	Incorporated herein by reference to Calico’s Current Report on Form 8-K filed November 29, 1999

(3)	Incorporated herein by reference to Calico’s Current Report on Form 8-K filed April 4, 2001

(4)	Incorporated herein by reference to Calico’s Quarterly Report on Form 10-Q filed February 19, 2002

(5)	Incorporated herein by reference to Calico’s Quarterly Report on Form 10-Q filed November 16, 1999

(6)	Incorporated herein by reference to Exhibit 10.13 on Calico’s Annual Report on Form 10-K filed June 29, 2000

(7)	Incorporated herein by reference to Exhibit 10.14 on Calico’s Annual Report on Form 10-K filed June 29, 2000

(8)	Incorporated herein by reference to Exhibit 10.15 on Calico’s Annual Report on Form 10-K filed July 13, 2001

(9)	Incorporated herein by reference to Exhibit 10.16 on Calico’s Annual Report on Form 10-K filed July 13, 2001

(10)	Incorporated herein by reference to Exhibit 10.17 on Calico’s Annual Report on Form 10-K filed July 13, 2001

(11)	Incorporated herein by reference to Exhibit 10.18 on Calico’s Annual Report on Form 10-K filed July 13, 2001

(12)	Incorporated herein by reference to Exhibit 10.19 on Calico’s Annual Report on Form 10-K filed July 13, 2001

(13)	Incorporated herein by reference to Exhibit 10.15 on Calico’s Quarterly Report on Form 10-Q filed August 14, 2001

(14)	Incorporated herein by reference to Exhibit 10.16 on Calico’s Quarterly Report on Form 10-Q filed August 14, 2001

(15)	Incorporated herein by reference to Exhibit 10.17 on Calico’s Quarterly Report on Form 10-Q filed August 14, 2001

(16)	Incorporated herein by reference to Exhibit 10.18 on Calico’s Quarterly Report on Form 10-Q filed November 14, 2001

(17)	Incorporated herein by reference to Exhibit 10.19 on Calico’s Quarterly Report on Form 10-Q filed November 14, 2001

(18)	Incorporated herein by reference to Exhibit 10.20 on Calico’s Quarterly Report on Form 10-Q filed February 19, 2002

(19)	Incorporated herein by reference to Exhibit 10.21 on Calico’s Quarterly Report on Form 10-Q filed February 19, 2002

†	Confidential treatment has been requested for certain portions of this exhibit. The omitted portions have been separately filed with the Commission.

(b)	Reports on Form 8-K

Report on Form 8-K filed on February 21, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALICO COMMERCE, INC.

By:	/s/ JAMES B. WEIL

James B. Weil
President and Chief Executive Officer

Date: May 1, 2002

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James B. Weil and Leslie E. Wright, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature		Title

/s/ JAMES B. WEIL James B. Weil	President and Chief Executive Officer (Principal Executive Officer)	May 1, 2002

/s/ LESLIE E. WRIGHT Leslie E. Wright	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	May 1, 2002

/s/ JOEL P. FRIEDMAN Joel P. Friedman	Director	May 1, 2002

/s/ BERNARD J. LACROUTE Bernard J. Lacroute	Director	May 1, 2002

/s/ WILLIAM D. UNGER William D. Unger	Director	May 1, 2002

/s/ GARY J. SBONA Gary J. Sbona	Director	May 1, 2002

CALICO COMMERCE, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Calico Commerce, Inc. (a debtor-in-possession)

      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 42 present fairly, in all material respects, the financial position of Calico Commerce, Inc. (a debtor-in-possession) and its subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on December 14, 2001, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The uncertainties inherent in the bankruptcy process and the Company’s sale of its operating assets raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

April 29, 2002

San Francisco, California

CALICO COMMERCE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

      On December 14, 2001, Calico Commerce, Inc. (the “Debtor”) filed a voluntary petition for relief (the “Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). Please see Note 1 of the Notes to the Consolidated Financial Statements.

	March 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$26,536	$8,354
Restricted cash	500	400
Short-term investments	—	24,411
Accounts receivable, net	380	2,582
Prepaid and other current assets	1,991	2,449

Total current assets	29,407	38,196
Long-term investments	160	250
Restricted time-deposit	600	1,450
Property and equipment, net	218	4,644
Other assets	190	190

	$30,575	$44,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$203	$1,823
Accrued liabilities	1,058	11,187
Deferred revenue	—	2,031
Current portion of notes payable	—	1,826
Current portion of capital lease obligations	—	104

Total current liabilities	1,261	16,971
Notes payable, non-current	—	3
Capital lease obligations, non-current	—	29
Other liabilities	—	396
Liabilities subject to compromise	5,264	—

	6,525	17,399

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock; $0.001 par value; 15,000 shares authorized; no shares issued and outstanding	—	—
Common Stock; $0.001 par value; 150,000 shares authorized; 35,868 and 35,282 shares issued and outstanding	35	35
Additional paid-in capital	226,785	226,786
Notes receivable from stockholders	—	(617)
Unearned compensation	—	(7)
Other comprehensive loss	(44)	(58)
Accumulated deficit	(202,726)	(198,808)

Total stockholders’ equity	24,050	27,331

Total liabilities and stockholders’ equity	$30,575	$44,730

The accompanying notes are an integral part of these consolidated financial statements.

CALICO COMMERCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(In thousands, except per share amounts)

      On December 14, 2001, Calico Commerce, Inc. (the “Debtor”) filed a voluntary petition for relief (the “Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). Please see Note 1 of the Notes to the Consolidated Financial Statements.

	Year Ended March 31,

	2002	2001	2000

Net revenue:
License	$2,739	$12,992	$17,030
Services	2,857	18,257	19,978

Total net revenue	5,596	31,249	37,008

Cost of net revenue:
License	245	1,354	1,143
Amortization of purchased technology	—	1,860	739
Services (including stock-based compensation of $0, $16 and $159, respectively)	2,972	19,922	15,098

Total cost of net revenue	3,217	23,136	16,980

Gross profit	2,379	8,113	20,028

Operating expenses:
Sales and marketing (including stock-based compensation of $0, $72 and $715, respectively)	7,027	37,278	21,881
Research and development (including stock-based compensation of $0, $14 and $389, respectively)	5,937	22,892	15,736
General and administrative (including stock-based compensation of $7, $116 and $288, respectively)	7,269	8,343	6,566
Acquired in-process research and development	—	—	230
Amortization of intangibles	—	29,125	5,778
Loss on disposal of long-lived assets	1,013	—	—
Impairment of long-lived assets	1,734	2,415	—
Restructuring and other activities	1,948	1,362	—
(Gain) loss on sales of product lines	(5,005)	49,667	—

Total operating expenses	19,923	151,082	50,191

Loss from operations	(17,544)	(142,969)	(30,163)
Interest expense	(111)	(335)	(222)
Interest income	492	3,868	2,620
Chapter 11 related reorganization items	(2,888)	—	—
Realized gains on sale of securities	16,261	—	—
Impairment of long-term investments	(390)	(1,350)	—
Other income (expense), net	226	91	(36)

Loss before taxes	(3,954)	(140,695)	(27,801)
(Benefit) provision for income taxes	(36)	634	—

Net loss	(3,918)	(141,329)	(27,801)
Other comprehensive loss:
Unrealized gain (loss) on investments	—	11	(179)
Reclassification adjustment for gains included in net loss	(11)	179	—
Foreign currency translation adjustments	25	(69)	—

Comprehensive loss	$(3,904)	$(141,208)	$(27,980)

Net loss per share:
Basic and diluted earnings per share	$(0.11)	$(4.09)	$(1.36)

Weighted average shares	35,192	34,525	20,450

The accompanying notes are an integral part of these consolidated financial statements.

CALICO COMMERCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

      On December 14, 2001, Calico Commerce, Inc. (the “Debtor”) filed a voluntary petition for relief (the “Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). Please see Note 1 of the Notes to the Consolidated Financial Statements.

				Notes
	Common Stock		Additional	Receivable		Other		Total
			Paid-In	from	Unearned	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stockholders	Compensation	Loss	Deficit	Equity

	(In thousands)
Balance at March 31, 1999	11,436	$11	$17,877	$(2,211)	$(2,779)	$—	$(29,678)	$(16,780)
Exercise of stock options	584	1	1,905	(285)	—	—	—	1,621
Repurchase of Common Stock	(488)	—	(218)	216	—	—	—	(2)
Repayments of notes receivable	—	—	—	528	—	—	—	528
Issuance of Common Stock options to non-employees	—	—	83	—	—	—	—	83
Issuance of warrants	—	—	232	—	—	—	—	232
Exercise of warrants	129	—	—	—	—	—	—	—
Issuance of Common Stock in initial public offering	6,443	6	81,709	—	—	—	—	81,715
Issuance of Common Stock in business combination	1,206	1	79,741	—	—	—	—	79,742
Issuance of options assumed in business combination	—	—	10,722	—	—	—	—	10,722
Conversion of preferred stock to Common Stock upon initial public offering	15,632	16	32,536	—	—	—	—	32,552
Amortization of unearned compensation	—	—	—	—	1,551	—	—	1,551
Unearned loss on investments	—	—	—	—	—	(179)	—	(179)
Net loss	—	—	—	—	—	—	(27,801)	(27,801)

Balance at March 31, 2000	34,942	35	224,587	(1,752)	(1,228)	(179)	(57,479)	163,984
Exercise of stock options	354	—	1,545	—	—	—	—	1,545
Repurchase of Common Stock	(274)	—	(214)	177	—	—	—	(37)
Repayments of notes receivable	—	—	—	350	—	—	—	350
Interest on notes receivable	—	—	—	(144)	—	—	—	(144)
Forgiveness of notes receivable	—	—	—	752	—	—	—	752
Issuance of Common Stock under employee stock purchase plan	260	—	1,811	—	—	—	—	1,811
Issuance of warrants to customers	—	—	60	—	—	—	—	60
Amortization of unearned compensation	—	—	—	—	218	—	—	218
Unearned compensation, net of cancellations	—	—	(1,003)	—	1,003	—	—	—
Unrealized gain on investments	—	—	—	—	—	190	—	190
Foreign currency translation adjustments	—	—	—	—	—	(69)	—	(69)
Net loss	—	—	—	—	—	—	(141,329)	(141,329)

Balance at March 31, 2001	35,282	35	226,786	(617)	(7)	(58)	(198,808)	27,331
Exercise of stock options	545	—	101	—	—	—	—	101
Repurchase of Common Stock	(35)	—	(105)	—	—	—	—	(105)
Repayments of notes receivable	—	—	—	10	—	—	—	10
Forgiveness of notes receivable	—	—	(16)	607	—	—	—	591
Issuance of Common Stock under employee stock purchase plan	76	—	19	—	—	—	—	19
Amortization of unearned compensation	—	—	—	—	7	—	—	7
Unrealized gain on investments	—	—	—	—	—	(11)	—	(11)
Foreign currency translation adjustments	—	—	—	—	—	25	—	25
Net loss	—	—	—	—	—	—	(3,918)	(3,918)

Balance at March 31, 2002	35,868	$35	$226,785	$—	$—	$(44)	$(202,726)	$24,050

The accompanying notes are an integral part of these consolidated financial statements.

CALICO COMMERCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

      On December 14, 2001, Calico Commerce, Inc. (the “Debtor”) filed a voluntary petition for relief (the “Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). Please see Note 1 of the Notes to the Consolidated Financial Statements.

	Year Ended March 31,

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(3,918)	$(141,329)	$(27,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,598	34,000	8,721
Amortization of unearned compensation	7	218	1,866
Warrants to customers	—	60	—
Provision for doubtful accounts	100	1,203	102
Loss on disposal of long-lived assets	1,013	922	36
Loss on impairment of investments	390	1,350	—
Impairment of long-lived assets	1,734	1,493	—
Forgiveness of stockholder notes receivable	591	752	—
Interest on notes receivable	—	(144)	—
Forgiveness of employee loan	—	60	—
(Gain) loss on sales of product lines	(4,691)	49,667	—
Restriction of cash under asset sale escrow agreement	(500)	—	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	2,102	7,044	(2,652)
Prepaid and other current assets	392	59	(1,131)
Other assets	—	(6)	—
Accounts payable	(2,046)	(2,329)	2,282
Accrued liabilities	101	(1,160)	1,437
Chapter 11 related reorganization items	(5,239)	—	—
Deferred revenue	(2,030)	(2,992)	(487)
Other liabilities	35	(23)	(59)

Net cash used in operating activities	(10,361)	(51,155)	(17,686)

Cash flows from investing activities:
Purchases of property and equipment	(144)	(4,442)	(3,696)
Proceeds from sale of property and equipment	193	—	—
Sale of investments	24,395	—	—
Purchases of investments	(22,458)	(21,996)	(100,550)
Release of restricted cash to cash equivalents	200	—	—
Maturity of investments	27,464	58,521	45,071
Deposits	—	(300)	(184)
Acquisition, net of cash acquired	—	46	2,601

Net cash provided by (used in) investing activities	29,650	31,829	(56,758)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	—	81,715
Proceeds from issuance of common stock, net of issuance costs	120	3,356	1,605
Common stock repurchases	(105)	(37)	(135)
Proceeds from issuance of preferred stock, net of issuance costs	—	—	16

	Year Ended March 31,

	2002	2001	2000

Proceeds from repayments of stockholder notes receivable	10	350	662
Proceeds from issuance of notes payable	—	515	2,143
Restriction of cash under compensating balance agreement	(500)	(750)	—
Release of restricted cash collateral	1,258	—	—
Repayments of notes payable	(1,826)	(1,354)	(803)
Principal payments under capital lease obligations	(88)	(248)	(283)

Net cash provided by (used in) financing activities	(1,131)	1,832	84,920

Effect of foreign exchange on cash	24	(69)	—
Net increase (decrease) in cash and cash equivalents	18,182	(17,563)	10,476
Cash and cash equivalents at beginning of period	8,354	25,917	15,441

Cash and cash equivalents at end of period	$26,536	$8,354	$25,917

Supplemental cash flow disclosures:
Cash paid for interest	$83	$333	$222

Non-cash transactions:
Issuance of Common Stock for notes receivable	$—	$—	$285

Cancellation of notes receivable related to forfeited unvested restricted Common Stock	$—	$177	$216

Forgiveness of stockholder notes receivable	$607	$752	$—

Equipment acquired through capital lease obligations	$—	$—	$—

Stock proceeds from sale of MarketMaker assets	$—	$7,846	$—

Unearned compensation charge (forfeitures), net	$—	$(1,003)	$—

Acquired net assets associated with acquisitions included:
Fair value of tangible assets			3,648
Fair value of existing products and core technology			5,000
Acquired in-process research and development			230
Goodwill, customer base and in-place workforce			86,965
Fair value of liabilities assumed			(5,363)

Total acquired net assets			$90,480

The accompanying notes are an integral part of these consolidated financial statements.

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies:

     The Company

      Calico Commerce, Inc. (“Calico” or the “Company”) was incorporated on April 14, 1994 as an S-corporation. In May 1995, the Company was reorganized as a C-corporation under California law. In September 1999, the Company was reincorporated as a Delaware corporation.

      On December 12, 2001, the Company and PeopleSoft, Inc., a Delaware corporation (“PeopleSoft”) entered into an asset purchase agreement providing for the sale by the Company of its intellectual property and substantially all of its operating assets to PeopleSoft. Pursuant to the terms of the asset purchase agreement, on December 14, 2001 (the “Petition Date”), the Company filed a voluntary petition for relief under Chapter 11 (“Chapter 11”) of title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California (the “Bankruptcy Court”) under Case No. 01-56101 (the “Chapter 11 Case”). On January 25, 2002, the Bankruptcy Court approved the sale of assets to PeopleSoft, and the sale closed on February 6, 2002.

      The Company is currently operating as debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Code, provided, however, that as a result of the sale to PeopleSoft, the Company no longer has operating assets and will not continue to sell any products. The Chapter 11 Case does not include any of the subsidiaries of Calico Commerce (collectively the “Non-Debtor Subsidiaries”). Only the net realizable value of investments held by Calico Commerce, Inc. in the Non-Debtor Subsidiaries are included as assets in the Chapter 11 Case. The Company expects to wind-up, dissolve, or liquidate all of its subsidiaries. In addition, prior to filing the Chapter 11 Case, ConnectInc.com, Inc. and FirstFloor Software, Inc., two of the Company’s domestic subsidiaries, were merged into the Company and no longer exist as separate subsidiaries.

      Prior to the sale of its intellectual property to PeopleSoft, the Company provided interactive selling software that enabled its customers to sell broad and complex product offerings through their different sales channels as well as direct to customers over the Internet. The products sold by the Company were Java and standards-based, and contained advanced configuration, recommendation and pricing technology that allowed the Company’s customers to interact directly with users to create a web-based, guided selling experience that improved order accuracy, shortened sales cycles and resulted in improved customer satisfaction. Although applicable to a wide range of industries and markets, the Company historically focused on the telecommunications, financial services, retail, computer hardware and manufacturing industries. With its historical focus primarily in the e-commerce sector, the decline of the Company’s performance over the previous eighteen months paralleled that of the economy generally. In January of 2001, the Company tried to respond to the decline by commencing a series of restructurings which substantially reduced its workforce; significantly reduced its use of contract labor; decreased its emphasis on international sales and marketing, resulting in the closure of several foreign sales offices; and reduced its office space and related assets. The Company began calendar 2001 with approximately 360 employees and had approximately 54 employees as of December 31, 2001. As of March 31, 2002, the Company had 3 employees.

     Liquidity

      As of March 31, 2002, the Company had $26.5 million of cash and cash equivalents. The Company received $5.0 million upon closing of the sale to PeopleSoft on February 6, 2002, $500,000 of which was deposited into an escrow account to be held for six months as a non-exclusive remedy to satisfy any claims that PeopleSoft may make against the Company under the asset purchase agreement. As a result of the sale, the Company no longer owns any intellectual property and has few operating assets, does not intend to continue selling products, and is prohibited by the terms of the asset purchase agreement with PeopleSoft from competing with PeopleSoft’s business, including the Company’s prior business. The accompanying Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position 90-7

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, while we expect that our cash on hand will provide sufficient funds to allow us to meet our pre- and post-petition debt, operating expenses and capital requirements while a plan of reorganization is developed and considered, the bankruptcy filing and related circumstances, and the sale of our operating assets, raise substantial doubt about our ability to continue as a going concern. The appropriateness of reporting on a going concern basis is dependent upon, among other things, the availability of sufficient capital to meet expenses, confirmation of a plan of reorganization and the ability to generate sufficient cash from operations and financing sources to meet our obligations as they become due. We have assumed all of the foregoing. However, our ability to survive the bankruptcy and emerge as a going concern is contingent on our sale to or merger or combination with another company, or identification of another product or business in which to invest, and there is no assurance that we will undertake these actions. Without a sale to or merger or combination with another company, we would likely file a plan of reorganization that provides for our liquidation and distribution of assets.

     Reincorporation

      In September 1999, the Company reincorporated in the State of Delaware. As a result of the reincorporation, the Company is authorized to issue 150,000,000 shares of $0.001 par value Common Stock and 15,000,000 shares of $0.001 par value Preferred Stock. The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. Share and per share information for the years ended March 31, 2000 and 1999 have been retroactively adjusted to reflect the reincorporation. As of March 31, 2002, no preferred stock was issued or outstanding.

     Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

     Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original or remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, and high quality money market funds. The Guidelines promulgated by Region 17 of the United States Trustee’s Office governing the administration of bankruptcy cases require that all accounts of a debtor be maintained only in depositories that are on the List of Cooperating Depositories, unless the debtor obtains prior written approval from the United States Trustee to use a non-cooperating financial institution. In accordance with these Guidelines, the company’s post-petition deposit accounts are maintained with institutions that are on the List of Cooperating Depositories.

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Restricted Cash

      The Company has issued a $600,000 letter of credit, collateralized by a $600,000 certificate of deposit, to one of its landlords as a portion of its security deposit for a lease of the Company’s headquarters. The letter of credit is callable if the Company defaults on its lease. The letter of credit may be reduced by amendment in increments of $200,000 on each anniversary date of the lease. As of March 31, 2002, $600,000 remained restricted, all of which has been classified as long-term restricted time deposit. The Company intends to reject the lease pursuant to applicable Bankruptcy Code provisions. The Company has reached a tentative agreement with the landlord setting forth the maximum amount of the allowable claim for rejection of the lease on its corporate headquarters and allowing the landlord relief from the automatic stay to apply the letter of credit and the cash portion of the security deposit of approximately $184,000 to payment of the maximum amount of the allowable claim, subject to approval by the Bankruptcy Court. The agreement also provides that in the event the allowable claim is determined to be less than the amount of the security deposit, the landlord will refund any excess to the Company.

      In March 2001, the Company agreed with one of its lenders to maintain a money market cash balance of $750,000 as collateral against its installment notes payable in favor of the lender. These notes were originally collateralized with equipment and intellectual property that was subsequently sold to Digital River in conjunction with the Company’s sale of its MarketMaker product line. At September 30, 2001, the Company was not in compliance with the financial covenants concerning its quick ratio, minimum tangible net worth and profitability due to larger than expected net operating losses. The Company provided the bank with $500,000 of additional cash to collateralize the loan, resulting in the bank holding restricted cash in the amount of $1,250,000 to collateralize the Company’s obligations to them. The Company repaid these notes in full in November 2001 and the restricted cash was released.

      In February 2002, at the closing of the sale to PeopleSoft, $500,000 of the purchase price was deposited into an escrow account to be held for six months as a non-exclusive remedy to satisfy any claims that PeopleSoft may make against the Company under the asset purchase agreement. As of March 31, 2002, the $500,000 has been classified as restricted cash.

     Investments

      Investments with an original or remaining maturity at the date of purchase of greater than three months, but less than one year at the balance sheet date, are classified as short-term investments. Short-term investments, which are classified as available-for-sale, are reported at fair value, which is determined using available market information. At March 31, 2002, the Company did not hold any short-term investments.

      The Company uses the cost method to account for investments in which it holds a minority interest and does not exercise significant influence.

     Concentration Of Credit Risk

      Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, accounts receivable and other current assets. The Company by policy and practice maintains its cash and cash equivalents with financial institutions the Company believes are of high credit quality. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents. Historically, the Company did not require collateral from its customers. To reduce its risk, the Company periodically reviewed the credit-worthiness of its customers and established reserves for potential credit losses. To date such losses have been within management’s estimations.

      At March 31, 2002, four customers each accounted for 40%, 24%, 14% and 11% of gross accounts receivable, respectively. At March 31, 2001, one customer accounted for 13% of gross accounts receivable.

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the fiscal year ended March 31, 2002, no customer accounted for more than 10% of net revenues. In the fiscal year ended March 31, 2001, two customers each accounted for 17% and 14% of total revenues, net of reimbursable out-of-pocket expenses. In the fiscal year ended March 31, 2000, two additional customers each accounted for 22% and 13% of total revenues, net of reimbursable out-of-pocket expenses.

      As part of the sale of assets to PeopleSoft on February 6, 2002, the Company entered into an agreement whereby PeopleSoft assumed responsibility for the collection of certain accounts receivable of the Company. There is no guarantee that PeopleSoft will collect these accounts receivable. Any such amounts collected will be remitted in full to the Company.

     Fair Value Of Financial Instruments

      The Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

     Property And Equipment

      Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally three to five years. The cost of equipment acquired under a capital lease is amortized over the shorter of the life of the lease, or the estimated useful life of the assets. Maintenance and repairs are charged to operations as incurred and major improvements are capitalized. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts with any gain or loss realized upon sale or disposal credited or charged to operations, respectively.

     Intangible Assets

      Identifiable intangible assets resulted from the application of the purchase method of accounting for the Company’s acquisitions and were composed of the unamortized identifiable assets, including assembled workforce, customer base and acquired technology. Goodwill represented the unamortized portion of the excess of the purchase price of acquired businesses over the fair value of the identifiable net assets acquired and was amortized using the straight-line method over estimated useful lives ranging from three to four years. Acquired in-place workforce and customer base was being amortized over the period of benefit of three years. Acquired existing products and core technology were amortized over the period of benefit ranging from seven to 36 months, with the related amortization expense being classified as a component of cost of license revenue.

     Valuation Of Long-Lived Assets

      The Company evaluates the carrying value of long-lived assets and certain identifiable intangibles for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, and the Company’s market capitalization relative to net book value. When the Company determines that the carrying value of goodwill may not be recoverable based on the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company’s current business model. An impairment loss is recognized whenever the evaluation indicates that the carrying amount of a long-lived asset is not recoverable (See Note 3 — Investments, Note 4 — Balance Sheet Components and Note 16 — Impairment of Long-Lived Assets).

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Revenue Recognition

      Although the Company does not expect to continue to generate revenue because of the sale of its intellectual property and substantially all of its operating assets to PeopleSoft, historically, revenues, including revenues reported in this annual report on Form 10-K, were derived from software licenses and related services, which include implementation and integration, technical support, training and consulting. For contracts with multiple elements, and for which vendor-specific objective evidence of fair value for the undelivered elements exists, revenue has been recognized for the delivered elements based upon the residual contract value as prescribed by Statement of Position No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.”

      Although the Company does not expect continuing revenue from license fees, revenue from license fees reported herein was recognized when persuasive evidence of an agreement existed, delivery of the product had occurred, the fee was fixed or determinable and collectibility was probable. Arrangements for which the fees were not deemed probable for collection were recognized upon cash collection. Arrangements for which the fees were not deemed fixed or determinable were recognized in the period they became due.

      Services revenue was primarily comprised of revenue from consulting fees, maintenance contracts and training. Services revenue from consulting and training was recognized as the service was performed. The Company does not expect to generate future services revenue as a result of the closing of the sale of assets to PeopleSoft.

      Maintenance contracts included the right to unspecified upgrades and ongoing support. Maintenance revenue was deferred and recognized on a straight-line basis as services revenue over the life of the related contract, which was typically one year. As a part of the sale of assets to PeopleSoft, PeopleSoft has agreed to support the most recent releases of the Company’s products for up to one year for the contracts and customers transferred to PeopleSoft. This will provide most customers with support for the period and support level for which they originally contracted with the Company. In the quarter ending March 31, 2002, the Company has reclassified the remaining amount of deferred revenue for the support obligations that were transferred to PeopleSoft as part of the asset purchase agreement to other accrued liabilities and has ceased to recognize revenue on the amortization of these obligations. The Company will periodically assess actual and contingent liabilities surrounding these support obligations and adjust the amount of the liability as appropriate. Those support obligations which were not assumed by PeopleSoft, and which the Company intends to reject, were reclassified as liabilities subject to compromise.

      License and services revenue on contracts involving significant implementation, customization or services which were essential to the functionality of the software was recognized over the period of each engagement, primarily using the percentage-of-completion method. Labor hours incurred were generally used as the measure of progress towards completion. Revenue for these arrangements was classified as license revenue and services revenue based upon the Company’s estimates of fair value for each element. A provision for estimated losses on engagements was made in the period in which the loss became probable and could be reasonably estimated.

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company accumulated relevant information from contracts to use in determining the availability of vendor-specific objective evidence and believes that such information complies with the criteria established in Statement of Position 97-2 as follows:

•	Customers were required to pay separately for annual maintenance. Future renewal rates are included as a term of the contracts. The Company used the renewal rate as vendor-specific objective evidence of fair value for maintenance.

•	The Company charged standard hourly rates for consulting services based upon the nature of the services and experience of the professionals performing the services and such services were separately priced in contracts.

•	For training, the Company charged standard course rates for each course based upon the duration of the course, and such courses are separately priced in contracts. The Company has a history of selling such courses separately.

      Customer billing occurred in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized were recorded as deferred revenue. Amounts recognized as revenue in advance of billing (typically under percentage-of-completion accounting) were recorded as unbilled receivables.

      The Company recognized revenues on a gross basis pursuant to Emerging Issues Task Force (“EITF”) No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent.”

     Research And Development Costs

      Expenditures for research and development are charged to expense as incurred. Under Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” certain software development costs are capitalized after technological feasibility has been established. Development costs incurred in the period between achievement of technological feasibility, which the Company defines as the establishment of a working model and until the general availability of such software to customers, have been insignificant. Accordingly, the Company has not capitalized any software development costs to date.

     Stock-Based Compensation

      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option.

      Unearned compensation is amortized and expensed in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28. (“FIN 28”) The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

      The Company used the Black-Scholes option pricing model to value options granted to non-employees.

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Advertising Expense

      Advertising costs are generally expensed as incurred. Advertising (credits) costs totaled $(695,000), $3.6 million and $842,000 during the years ended March 31, 2002, 2001 and 2000, respectively. The credits in the year ended March 31, 2002 were related to cancellations and refunds of unused programs and advertising as part of the Company’s restructuring activities. The Company does not expect to incur additional advertising costs.

     Segment And Geographic Information

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This Statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. In accordance with the provisions of SFAS No. 131, the Company has determined that it does not have separately reportable operating segments. The Company operates in one principal business segment across domestic and international markets.

     Income Taxes

      Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

     Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as a change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net loss and comprehensive income (loss) for the Company arises from foreign currency translation adjustments and unrealized gains/(losses) on available-for-sale securities. As of March 31, 2002, accumulated other comprehensive loss consisted of a net loss on foreign currency translation adjustments of $44,000. As of March 31, 2001, the Company had $11,000 of net unrealized gains on securities and a net loss on foreign currency translation adjustments of $69,000.

     Net Loss Per Share

      SFAS 128, “Earnings Per Share,” establishes standards for computing and presenting earnings per share. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period.

      Diluted earnings per share is computed using the weighted average number of common and potential common shares outstanding during the period, except if anti-dilutive. Potential common shares used in the diluted earnings per share calculation consist of shares issuable upon the exercise of stock options and warrants computed using the treasury stock method.

     Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires the purchase

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company has not initiated any business combinations since June 30, 2001 and accordingly the implementation of SFAS 141 has not had a material effect on its financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company recorded impairment charges aggregating $2.5 million in the fourth quarter of fiscal 2001 to adjust goodwill and other intangible assets to $0, and accordingly ceased goodwill amortization. Accordingly, the implementation of SFAS 142 in fiscal year 2002 has not had an material effect on the Company’s financial statements.

      In July 2001, the FASB’s Emerging Issues Task Force (“EITF”) reached final consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”). EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor’s financial statements not as an expense, but as an offset to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. The Company has adopted these new standards in its fiscal year ended March 31, 2002. The implementation of EITF 00-25, EITF 01-09, and the accompanying interpretive guidance has not had a material impact on its financial position, results of operations, or cash flows.

      In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective January 1, 2002. SFAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions relating to the disposal of a segment of a business set forth in Accounting Principles Board Opinion No. 30. This Statement retains many of the fundamental provisions of SFAS 121 and expands the scope of discontinued operations to include more disposal transactions. The Company has adopted SFAS 144 in its quarter ended March 31, 2002. The implementation of SFAS 144 has not had a material effect on its financial statements.

      In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143 (“SFAS 143”) “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. Earlier adoption is encouraged. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not believe the adoption of SFAS 143 will have a material effect on its financial statements.

      In February 2002, the EITF issued Topic Number D-103 “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred”, which is effective for financial statements beginning after December 31, 2001. Topic Number D-103 requires that reimbursements received for out-of-pocket expenses incurred, generally, be characterized as revenue in the statement of operations. The Company has adopted Topic Number D-103 in its quarter ended March 31, 2002. The Company has historically recorded reimbursements for out-of-pocket expenses as net amounts in cost of services revenue in the statement of operations. In accordance with the transition guidance included in Topic Number D-103, adoption required the reclassification of financial statements for prior periods presented for comparative purposes. The adoption of Topic Number D-103 did not affect the Company’s net loss, financial position or cash flows. The reclassification did affect the presentation of certain revenue and cost of revenue items contained within the Company’s financial statements.

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Service revenues for the years ended March 31, 2001 and 2000 are presented as follows along with reimbursable expenses that have been reclassified from cost of service revenues to service revenues in accordance with Topic Number D-103 (in thousands):

	Year Ended March 31,

	2001	2000

Services revenue (as historically presented)	$16,742	$18,594
Impact of Topic Number D-103	1,515	1,384

Services revenue (as currently presented)	$18,257	$19,978

      Cost of service revenues are presented as follows (in thousands):

	Year Ended
	March 31,

	2001	2000

Cost of service revenue (as previously presented)	$18,407	$13,714
Impact of Topic Number D-103	1,515	1,384

Cost of service revenue (as currently presented)	$19,922	$15,098

     Financial Statement Presentation

      The consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, and the contingent liabilities described below, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtor-in-possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company has sold substantially all of its operating assets. In connection with its plan of reorganization, the Company may liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization.

      As reflected in the Consolidated Financial Statements, “Liabilities subject to compromise” refer to the Company’s liabilities incurred prior to the commencement of the Chapter 11 Case. The amounts of the various liabilities that are subject to compromise are included in the financial statements set forth below (the “Debtor-in-Possession Financial Statements”). These amounts represent the Company’s estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Case. Such claims remain subject to future adjustment. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim, or other events. Payment terms for these amounts will be established in connection with the Chapter 11 Case.

      Pursuant to the Bankruptcy Code, schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company. Differences between amounts recorded by the Company and claims filed by creditors will be investigated and resolved as part of the Chapter 11 Case. Bar dates for the filing of proofs of claim against the Company have been set for April 10, 2002 for all creditors other than governmental units, and May 10, 2002 for governmental units. The bar dates for claims arising from rejection of unexpired leases and contracts will be established by the Bankruptcy Court at the time of the hearing on the

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s motion to reject such contracts and leases. As of April 11, 2002, approximately $63.7 million of claims had been filed with the Bankruptcy Court, of this amount at least $62 million is believed to be without merit. The difference between filed claims and disputed claims by plaintiffs of $1.7 million have not yet been formally reviewed. Additional claims may also be filed with the Bankruptcy Court and therefore the ultimate number and allowed amounts of all claims is presently unknown.

      The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages, salaries, benefits and other employee obligations and certain other pre-petition claims. The pre-petition liabilities that have been approved by the Bankruptcy Court to be paid are not included in “Liabilities subject to compromise” on the accompanying consolidated and debtor-in-possession balance sheets as of March 31, 2002.

      The liabilities subject to compromise in the consolidated and debtor-in-possession balance sheets consist of the following items at March 31, 2002 (in thousands):

Accounts payable	$986
Estimated claims for rejection of unexpired maintenance and professional service contracts not assumed by PeopleSoft	828
Estimated allowable claims for rejection of unexpired leases	2,924
Taxes payable	526

Total liabilities subject to compromise	$5,264

      As part of the Filing, the Company intends to reject certain leases and executory contracts as allowed by the Bankruptcy Code. For capital and operating leases that the Company intends to reject, for which accruals had not been previously made, the Company recorded an accrual of $2.1 million for the estimated maximum amount of allowable claims under the Bankruptcy Code, which consists of estimated lease payments for 12 months from the filing for Chapter 11. The accrual is included in liabilities subject to compromise in the accompanying consolidated and debtor-in-possession balance sheets.

      The $2.9 million for Chapter 11 related reorganization items in the consolidated and debtor-in-possession statements of operations consisted of approximately $2.1 million of estimated allowable claims for rejected leases not previously accrued under a restructuring plan, $256,000 of costs related to valid claims not previously accrued, and $495,000 of professional fees for the fiscal year ended March 31, 2002.

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with SOP 90-7, debtor-in-possession financial statements of the Debtor are presented below. Such financial statements have been prepared on the same basis as the consolidated financial statements, and include investments in its subsidiaries at net realizable value and are presented as follows:

CALICO COMMERCE, INC.

DEBTOR-IN-POSSESSION BALANCE SHEET

(In Thousands)
(Unaudited)

March 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$25,728
Restricted cash	500
Accounts receivable, net	5
Prepaid and other current assets	1,975

Total current assets	28,208
Long-term investments	160
Restricted time-deposit	600
Property and equipment, net	218
Investments in Non-Debtor Subsidiaries	600
Other assets	184

$29,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$186
Accrued liabilities	893

Total current liabilities	1,079
Liabilities subject to compromise	5,264

6,343

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock	—
Common Stock	35
Additional paid-in capital	226,785
Other comprehensive income	16
Accumulated deficit	(203,209)

Total stockholders’ equity	23,627

Total liabilities and stockholders’ equity	$29,970

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CALICO COMMERCE, INC.

DEBTOR-IN-POSSESSION STATEMENTS OF OPERATIONS

(In Thousands)
(Unaudited)

	Three Months	Twelve Months
	Ended	Ended
	March 31, 2002	March 31, 2002

Net revenue	$187	$4,375
Cost of net revenue	72	1,618

Gross profit	115	2,757

Operating expenses:
Sales and marketing	123	3,064
Research and development	493	5,937
General and administrative	1,709	7,261
Loss on disposal of long-lived assets	(86)	759
Impairment of long-lived assets	823	1,734
Restructuring and other activities	(24)	1,812
Gain on sale of product line	(4,541)	(4,855)

Total operating expenses	(1,503)	15,712

Income (loss) from operations	1,618	(12,955)
Chapter 11 related reorganization items	(412)	(2,888)
Realized gains on sale of securities	17	16,261
Impairment of long-term investments and intercompany balances	486	(4,828)
Other income, net	464	645

Net income (loss)	$2,173	$(3,765)

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CALICO COMMERCE, INC.

DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS

For The Twelve Months Ended March 31, 2002
(In Thousands)
(Unaudited)

Cash flows from operating activities:
Net loss	$(3,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,519
Amortization of unearned compensation	7
Provision for doubtful accounts	92
Loss on disposal of assets	758
Loss on impairment of investments and intercompany balances	4,828
Impairment of long-lived assets	1,733
Forgiveness of stockholder notes receivable	591
Gain on sale of product line	(4,691)
Restriction of cash under asset sale escrow agreement	(500)
Changes in assets and liabilities:
Accounts receivable	2,432
Prepaids and other current assets	(105)
Accounts payable	(1,948)
Accrued liabilities	744
Chapter 11 related reorganization items	(5,239)
Deferred revenue	(2,030)
Other liabilities	35

Net cash used in operating activities	(5,539)

Cash flows from investing activities:
Purchases of property and equipment, net	(164)
Proceeds from sale of property and equipment	186
Sale of investments	24,395
Purchases of short-term investments	(22,458)
Cash paid to fund Non-Debtor subsidiaries	(4,516)
Release of restricted cash to cash equivalents	200
Maturity of short-term investments	27,464

Net cash provided by investing activities	25,107

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	120
Common stock repurchases	(105)
Proceeds from repayments of stockholder notes receivable	10
Restriction of cash under compensating balance agreement	(500)
Release of restricted cash collateral	1,258
Repayments of notes payable	(1,826)
Principal payments under capital lease obligations	(88)

Net cash used in financing activities	(1,131)

Net increase in cash and cash equivalents	18,437
Cash and cash equivalents at beginning of period	7,291

Cash and cash equivalents at end of period	$25,728

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Acquisitions:

     ConnectInc.Com

      On January 31, 2000, the Company completed the acquisition of ConnectInc.com, Inc. (“Connect”), a provider of technology and services that dynamically connect buying and selling companies over the Internet. Under the terms of the Agreement and Plan of Merger dated November 19, 1999, by and among the Company, Connect and Calico Acquisition Corporation, approximately 1.4 million shares of the Company’s Common Stock were issued or reserved for issuance for all outstanding shares, options and warrants of Connect. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Connect have been included in the Company’s consolidated financial statements since the acquisition date.

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

      The total purchase price was allocated as follows (in thousands):

Fair value of tangible assets	$3,648
Fair value of existing products and core technology	5,000
Acquired in-process research and development	230
Goodwill, customer base and in-place workforce	86,965
Fair value of liabilities assumed	(5,363)

$90,480

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Investments:

      The carrying amount of the Company’s investments are as follows (in thousands):

			Other Than
	Cost	Net Unrealized	Temporary	Estimated
	Basis	Gains (Losses)	Impairment	Fair Value

As of March 31, 2002
Long-Term Investments:
Equity securities	$250	$—	$(90)	$160

As of March 31, 2001
Short-Term Investments:
Corporate bonds	$7,504	$11	$—	$7,515
U.S. Government bonds	9,050	—	—	9,050
Digital River equity securities	7,846	—	—	7,846

	$24,400	$11	$—	$24,411

Long-Term Investments:
Equity securities	$1,600	$—	$(1,350)	$250

Note 4 — Balance Sheet Components:

	March 31,

	2002	2001

	(In thousands)
Accounts Receivable, Net:
Accounts receivable	$1,499	$3,432
Unbilled receivables	—	850
Allowance for doubtful accounts	(1,119)	(1,700)

	$380	$2,582

      Write offs of accounts receivable against the allowance for doubtful accounts totaled $650,000, $162,000 and $102,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

	March 31,

	2002	2001

	(In thousands)
Prepaid and Other Current Assets:
Deposits	$38	$530
Prepaid expenses	1,146	1,172
Interest receivable	6	225
Due from former employee, net of reserve	225	225
Other current assets	576	297

	$1,991	$2,449

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,

	2002	2001

	(In thousands)
Property and Equipment, Net:
Computer equipment and software	$3,732	$7,448
Furniture, fixtures and leasehold improvements	430	1,033

	4,162	8,481
Less: accumulated depreciation and amortization	(3,944)	(3,837)

	$218	$4,644

      Depreciation and amortization expense for the years ended March 31, 2002, 2001 and 2000 totaled $1.6 million, $3.0 million and $1.9 million, respectively. Property and equipment includes $29,000, $150,000 and $944,000 of computer and office equipment under capital leases at March 31, 2002, 2001 and 2000, respectively. Accumulated depreciation of assets under capital leases totaled $23,000, $77,500 and $587,000 at March 31, 2002, 2001 and 2000, respectively.

	March 31,

	2002	2001

	(In thousands)
Other Assets:
Deposits	$190	$190

      Amortization expense for the years ended March 31, 2002, 2001 and 2000 totaled $0, $31.0 million and $6.6 million, respectively.

	March 31,

	2002	2001

	(In thousands)
Accrued Liabilities:
Accrued compensation and benefits	$224	$2,198
Accrued commissions	—	806
Accrued trade liabilities	301	4,292
Employee stock purchase plan withholdings	—	371
Accrued restructuring costs	60	805
Accrued professional service fees	246	287
Accrued taxes	227	689
Other accrued liabilities	—	1,739

	$1,058	$11,187

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Borrowings:

     Notes Payable

      Notes payable consisted of amounts payable to equipment financing companies and banks. All were collateralized by the underlying assets as follows:

	March 31,

	2002	2001

	(In thousands)
Bank prime (8.0% at March 31, 2001) plus 0.5% note; principal and interest payable monthly; matured May 2001	$—	$6
Bank prime (8.0% at March 31, 2001) plus 0.5% note; principal and interest payable monthly; matured September 2001	—	49
Bank prime (8.0% at March 31, 2001) plus 0.5% note; principal and interest payable monthly; paid November 2001	—	107
Bank prime (8.0% at March 31, 2001) plus 0.5% note; principal and interest payable monthly; paid November 2001	—	556
Bank prime (8.0% at March 31, 2001) plus 0.5% note; principal and interest payable monthly; paid November 2001	—	467
Bank prime (8.0% at March 31, 2001) plus 0.5% note; principal and interest payable monthly; paid November 2001	—	238
Bank prime (8.0% at March 31, 2001) plus 0.5% note; principal and interest payable monthly; paid November 2001	—	400
8.8% note; principal and interest payable monthly; matured June 2001	—	6

	—	1,829
Less: current portion of notes payable	—	(1,826)

Notes payable, non-current	$—	$3

      In September 1999, Calico entered into a commitment with a bank to issue variable rate installment notes in connection with a proposed $3.0 million equipment financing credit line expiring June 30, 2000. This commitment was finalized in October 1999. Each advance under this commitment bore interest at the bank’s prime rate plus 0.5% per year, with the principal to be repaid in 36 equal monthly installments. As of March 31, 2000, the bank had made three advances totaling $2.1 million under this commitment, and advanced an additional $515,000 on June 30, 2000.

      The Company was required to meet certain quarterly financial tests, including minimum operating results and certain liquidity, leverage and debt service ratios. At March 31, 2001, the Company was not in compliance with all of the financial covenants, due to larger than expected net operating losses. The Company classified these notes payable as current at March 31, 2001.

      In March of 2001, the Company entered into an agreement with this lender which required the Company to maintain a money market cash balance of $750,000 as collateral against the installment notes payable described above. These notes were originally collateralized with equipment and intellectual property that was subsequently sold in conjunction with the Company’s sale of its MarketMaker product line (See Note 14 — Sales of Product Lines). The cash balance was classified as restricted cash at March 31, 2001.

      In July 2001, the Company provided the bank with $500,000 of additional cash to collateralize the loan, resulting in the bank holding restricted cash in the amount of $1.25 million to collateralize its obligations to them. As a result of the Company’s default on the financial covenants concerning its quick ratio, minimum tangible net worth and profitability, the bank had the right to accelerate payment of all amounts outstanding

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the commitment on demand, including outstanding interest and any penalties. The Company repaid these notes in full in November 2001 and the restricted cash was released.

Note 6 — Income Taxes:

      The Company’s pretax losses for the fiscal years ended March 31, 2002, 2001 and 2000 consisted of the following components:

	March 31,

	2002	2001	2000

	(In thousands)
Domestic	$(2,958)	$(141,592)	$(28,589)
Foreign	(996)	897	788

	$(3,954)	$(140,695)	$(27,801)

      The benefit for income taxes for the year ended March 31, 2002 represents a reduction of previously estimated taxes due on revenues generated in our foreign locations. The provision for income taxes for the year ended March 31, 2001 is comprised of international income taxes on the Company’s foreign sales subsidiaries.

	March 31,

	2002	2001	2000

	(In thousands)
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	(36)	634	—

Total current	$(36)	$634	$—

Deferred:			—
Federal	$—	$—	$—
State	—	—	—
Foreign	—	634	—

Total deferred	$—	$634	$—

Total provision	$(36)	$634	$—

      At March 31, 2002, the Company had approximately $82 million of federal and $22 million of state net operating loss carryforwards available to offset future taxable income which expire in varying amounts beginning in 2009 and 2003, respectively. At March 31, 2002, the Company had approximately $2.4 million of federal research and development carryforwards available to offset future taxable income, some of which expire in varying amounts beginning in 2009. At March 31, 2002, the company had approximately $2.4 million of state research and development credit carryforwards available to offset future taxable income and will expire indefinitely. Additionally, the Company has approximately $1 million of other credit carryforwards which expire in varying amounts beginning in 2003. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred taxes are composed of the following:

	March 31,

	2002	2001	2000

	(In thousands)
Deferred tax assets:
Depreciation and amortization	$690	$240	$694
Other accruals and liabilities	4,313	3,799	4,480
Net operating loss and credit carryforwards	34,062	40,385	20,172

	39,065	44,424	25,346
Less: Valuation allowance	(39,065)	(44,424)	(22,054)

	$—	$—	$3,292

Deferred tax liabilities:			—
Non-deductible intangible assets	$—	$—	$3,292
Depreciation	—	—	—

	$—	$—	$3,292

Net deferred tax	$—	$—	$—

      For financial reporting purposes the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at March 31, 2002, 2001 and 2000. The Company’s operating losses are generated domestically and amounts attributable to its foreign operations have been insignificant for all periods presented.

      Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended March 31,

	2002	2001	2000

Federal statutory rate	(34)%	(34)%	(35)%
State tax, net of federal impact	(6)	(6)	(6)
Book/tax basis difference on ConnectInc.com assets and stock	(21)	14	—
Provision for valuation allowance on deferred tax assets	47	16	26
Foreign loss not benefited	11	—	—
Other permanent differences	3	10	15

	—%	—%	—%

Note 7 — Mandatorily Redeemable Convertible Preferred Stock:

      As of the closing of the Company’s initial public offering, all of the Preferred Stock outstanding was converted into an aggregate of 15,632,000 shares of Common Stock at a conversion ratio of one to one.

     Mandatorily Redeemable Convertible Preferred Stock Options And Warrants

      In connection with certain financing arrangements, the Company issued warrants to purchase shares of the Company’s Mandatorily Redeemable Convertible Preferred Stock to a capital lessor and lender. These warrants were immediately exercisable after issuance. The Company estimated the fair value of the warrants

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using the Black-Scholes option pricing model. The Company records the expense related to the warrants over the life of the associated financing instrument as additional interest expense. The following table summarizes the outstanding warrants:

			Exercise	Estimated	Fiscal Year
	Date of Grant	Shares	Price	Fair Value	of Expiration

Series A Preferred Stock Warrants	December 1995	42,000	$0.67	$10,000	2003
Series B Preferred Stock Warrants	January 1997	34,999	1.60	25,000	2005
Series B Preferred Stock Warrants	June 1997	56,250	1.60	53,000	2008

      These warrants were converted into warrants to purchase the Company’s Common Stock on a one-for-one ratio on October 6, 1999.

      In connection with the acquisition of FirstFloor in August 1998, the Company exchanged all outstanding options granted under the FirstFloor 1993 Stock Option Plan into options to purchase 47,203 shares of Company’s Series D Mandatorily Redeemable Convertible Preferred Stock. These options had a weighted average exercise price of $2.63 per share. At October 6, 1999, 24,000 of such options were outstanding with a weighted average exercise price of $2.57 per share. These options were converted into options to purchase Common Stock of the Company on October 6, 1999. The options expired upon the earlier of the termination of employment of the optionee or 10 years from the grant date. As a result of the termination of the Company’s employee stock option plans in February 2002, these options are no longer outstanding.

Note 8 — Common Stock:

      The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 150,000,000 shares of $0.001 par value Common Stock.

      On October 6, 1999, the Company registered and sold 4,600,000 common shares in an initial public offering (‘IPO’) at $14.00 per share, including 600,000 shares sold in connection with the exercise of the underwriters over allotment. Simultaneously with the closing of the IPO, the Company sold 1,843,200 shares of Common Stock in private placements at $13.02 per share. Total net proceeds were approximately $81.7 million, after underwriting fees of $3.9 million and $2.2 million of other estimated offering expenses.

     Common Stock Warrants

      In September 1999, in connection with an equipment lease financing arrangement, the Company issued warrants to purchase 5,263 shares of Common Stock to an equipment lease financier. The fair value of the warrants had been recognized as interest expense over the life of the associated financing instrument. The warrants were immediately vested and exercisable upon issuance and have a three year term.

      In December 1999, the Company entered into license, maintenance and services agreements with a business partner. Concurrently with the license agreement, the Company issued a Common Stock warrant to the business partner to purchase 4,108 shares of the Company’s Common Stock at 85% of the average market price for the 20 consecutive business days commencing 39 days before the date of grant, which was $46.37. The warrant vested immediately and has a three year term. The warrant was valued at $118,000.

      In March 2000, the Company entered into further license, maintenance and service agreements with this business partner. Concurrently with the license agreement, the Company issued a Common Stock warrant to the business partner to purchase 5,475 shares of the Company’s Common Stock at 85% of the average market

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price for the 20 consecutive business days commencing 30 days before the date of grant, which was $31.051. The warrant vested immediately and has a three year term. The warrant was valued at $115,000.

      In June 2000 and December 2000, in connection with sales transactions, the Company issued warrants to purchase 5,395 and 100,000 shares, respectively, of Common Stock to customers. These warrants were immediately exercisable after issuance. The fair value of the warrants of $60,000 has been recorded in the statement of operations as a reduction in revenue in the year ended March 31, 2001.

      The Company estimated the fair value of the warrants the date of grant using the Black-Scholes option pricing model and the following assumptions: Risk free rate of 5.50%-6.80%, no expected dividends and 75% volatility.

		Exercise	Estimated	Fiscal Year
Date of Grant	Shares	Price	Fair Value	of Expiration

September 1999	5,263	$9.50	$30,000	2003
December 1999	4,108	45.05	118,000	2003
March 2000	5,475	31.05	115,000	2003
June 2000	5,395	12.60	27,450	2004
December 2000	50,000	1.50	13,600	2004
December 2000	50,000	1.00	18,950	2004

      As of March 31, 2002, the Company had reserved shares of Common Stock for future issuance as follows (in thousands):

Shares

Exercise of options	3,549
Exercise of warrants	253

3,802

Note 9 — Employee Benefit Plans:

401(k) Savings Plan

      Prior to December 31, 2001, the Company sponsored a 401(k) defined contribution plan covering eligible employees who elected to participate. The Company could elect to contribute matching and discretionary contributions to the plan; however, no contributions were made by the Company since the inception of the plan. The Plan was terminated effective December 31, 2001.

Stock Option Plans

      In July 1995 and April 1997, the Board of Directors adopted the 1995 Stock Option Plan and 1997 Stock Option Plan, respectively, (collectively, the “Plans”) which provided for the issuance of incentive and non-statutory stock options to employees, officers, and directors of, and consultants to the Company. The Company reserved 15,150,000 shares of Common Stock for issuance under the Plans. The shares reserved were automatically increased on the first day of each fiscal year beginning on or after April 1, 2001 by an amount equal to 5% of the number of shares of the Company’s Common Stock which were issued and outstanding on the last day of the preceding fiscal year. As a result of the sale of PeopleSoft, all options outstanding and not yet exercised under this stock option plan terminated on February 6, 2002 as they were not assumed by PeopleSoft.

      In March 2000, the Board of Directors adopted the 2000 Non-Officer Stock Option Plan, which provided for the issuance of non-statutory stock options to employees of the Company who were not executive officers

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or directors. The Plan provided for 25% acceleration of vesting of any unvested shares upon a Change in Control. The Board may provide for different acceleration of vesting in individual agreements. The Company reserved 3,000,000 shares of Common Stock for issuance under this Plan. As a result of the sale of all of the Company’s intellectual property and significantly all of its operating assets to PeopleSoft, 25% of the options outstanding under this plan accelerated and became vested and exercisable immediately prior to the closing of the sale to PeopleSoft. In addition, as a result of the sale of all of the Company’s intellectual property and significantly all of its operating assets to PeopleSoft, all options outstanding and not yet exercised as of February 6, 2002 terminated as of that date, as they were not assumed by PeopleSoft.

      Options under the Plans were generally for periods not to exceed ten years, and must have been issued at prices not less than 100% and 85%, for incentive and non-statutory stock options, respectively, of the estimated fair value of the underlying shares of Common Stock on the date of grant as determined by the Board of Directors. Options granted to stockholders who owned greater than 10% of the outstanding stock were for periods not to exceed five years, and must have been issued at prices not less than 110% of the estimated fair value of the underlying shares of Common Stock on the date of grant. The plans provided for grants of immediately exercisable options, however, the Company had the right to repurchase any unvested Common Stock upon termination of employment at the original exercise price. Options became exercisable at such times and under such conditions as determined by the Board of Directors. Options generally vested over two to four years.

      In July 2001, Mr. James B. Weil replaced Mr. Alan P. Naumann as the Company’s Chief Executive Officer and Mr. Gary J. Sbona was appointed to the Board of Directors. In addition, the Company entered into an agreement with Regent Pacific Management Corporation (“Regent Pacific”), a management firm of which Mr. Sbona is the Chief Executive Officer and Mr. Weil is a principal, pursuant to which Regent Pacific has provided management services to the Company, including the services of Messrs. Sbona and Weil, and other Regent Pacific personnel. As part of the original engagement, and in connection with a separate employment agreement that Mr. Sbona has entered into with the Company, Mr. Sbona was granted options to purchase 3,548,777 shares of the Company’s Common Stock at an exercise price of $0.18 per share. Vesting on all of these options accelerated as a result of the sale to PeopleSoft, and these options are now fully vested and exercisable and remain outstanding.

      Immediately prior to the closure of the sale to PeopleSoft, options to purchase 543,345 shares of Common Stock were exercised at a weighted average exercise price of $0.175 per share, and options to purchase 2,064,406 shares were terminated and cancelled. Except for the options outstanding to Mr. Sbona, the Company no longer has any options outstanding under its stock option plans, and has terminated all of its stock option plans.

Employee Stock Purchase Plan

      In Fiscal 2000, the Board of Directors adopted and the stockholders approved, the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). There were 750,000 shares of Common Stock reserved for issuance under the Purchase Plan, of which 3,000 were issued on October 31, 2001, 68,191 were issued on April 30, 2001, 122,017 were issued on April 30, 2000 and 137,787 shares were issued on October 31, 2000. Employees generally were eligible to participate in the Purchase Plan if they were customarily employed by the Company for more than 20 hours per week and more than five months in a fiscal year. Under the Purchase Plan, eligible employees could select a rate of payroll deduction up to 15% of their compensation, but could not purchase more than 750 shares on any purchase date or stock having a value measured at the beginning of the offering period greater than $25,000 in any calendar year. The first Offering Period commenced on the October 6, 1999, ran for approximately 24 months, divided into four consecutive purchase periods of approximately six months. Offering Periods and Purchase Periods thereafter began on May 1 and November 1 of each year. The price at which the Common Stock was purchased under the Purchase Plan is 85% of the lower of the fair

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market value of the Company’s Common Stock on the first day of the applicable Offering Period or on the last day of that Purchase Period. The Employee Stock Purchase Plan was terminated on October 31, 2001.

      The following table summarizes stock option activity under the Plans and non-plan options (shares in thousands):

	Options Outstanding

	Options		Weighted
	Available		Average
	for	Number	Exercise
	Grant	of Options	Price

Balance at March 31, 1999	4,702	3,497	$4.47
Additional shares authorized	3,292	—	—
Options granted	(3,783)	3,783	11.95
Options assumed in acquisition	(220)	220	19.55
Preferred options converted	(24)	24	2.54
Repurchase of restricted Common Stock	488	—	0.44
Options exercised	—	(584)	3.26
Options cancelled	651	(651)	7.93

Balance at March 31, 2000	5,106	6,289	9.28
Additional shares authorized	3,800	—	—
Options granted	(7,761)	7,761	7.89
Repurchase of restricted Common Stock	274	—	0.78
Options exercised	—	(354)	4.36
Options cancelled	5,520	(5,520)	9.96

Balance at March 31, 2001	6,939	8,176	7.75
Additional shares authorized	—	—	—
Options granted	(6,399)	6,399	0.18
Repurchase of restricted Common Stock	35	—	2.95
Options exercised	—	(545)	0.18
Options expired	(2)	—	—
Options cancelled	10,481	(10,481)	6.06

Balance at March 31, 2002	11,054	3,549	$0.18

      All option plans have been terminated and the Company will not make future grants of options under the Plans.

      The following table summarizes the information about stock options exercisable as of March 31, 2002 (shares in thousands):

		Weighted
		Average
	Number	Exercise
Range of Exercise Prices	Outstanding	Price

$0.18 - $0.18	3,549	$0.18

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Disclosure

      The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following underlying assumptions:

	Stock Option Plans			Employee Stock
	Year Ended March 31,			Purchase Plan

	2002	2001	2000	2002	2001	2000

Stock option plans:
Dividend yield	—%	—%	—%	—%	—%	—%
Expected volatility	220%	198%	75%	220%	198%	75%
Average risk free interest rate	3.95%	4.46%	6.33%	3.95%	4.46%	6.33%
Expected life (in years)	5	3	4	2	2	2
Weighted average fair value of options granted	$0.19	$7.61	$5.05	$0.17	$3.84	$4.06

Pro Forma Net Loss (Unaudited)

      For purposes of pro forma disclosures, the estimated fair value of the options are amortized into expense over the option’s vesting period using the accelerated vesting method. Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its Plans, the Company’s net loss would have been increased to the pro forma amounts below for the fiscal years ended March 31, 2002, 2001 and 2000, respectively, (in thousands, except per share amounts):

	Year Ended March 31,

	2002	2001	2000

	(Unaudited)
Net loss as reported	$(3,918)	$(141,329)	$(27,801)
Pro forma net loss	(4,129)	(162,507)	(34,044)
Net loss per share as reported	(0.11)	(4.09)	(1.36)
Pro forma net loss per share as reported	(0.12)	(4.71)	(1.66)

      All option plans have been terminated and the Company will not make future grants of options under the Plans.

Unearned Stock-Based Compensation

      Amortization of unearned compensation totaled $7,000, $218,000 and $1,551,000 for the years ended March 31, 2002, 2001 and 2000, respectively. There is no outstanding unearned stock-based compensation as of March 31, 2002.

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Net Loss Per Share:

      The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Year Ended March 31,

	2002	2001	2000

Numerator:
Net income (loss)	$(3,918)	$(141,329)	$(27,801)

Denominator:
Weighted average shares	35,381	35,160	22,352
Weighted average unvested shares of Common Stock subject to repurchase	(189)	(635)	(1,902)

Denominator for basic calculation	35,192	34,525	20,450

Weighted average effect of dilutive securities:
Weighted average common shares subject to repurchase	—	—	—
Incremental shares from employee stock options	—	—	—

Denominator for diluted calculation	35,192	34,525	20,450

Net earnings per share:
Basic	$(0.11)	$(4.09)	$(1.36)

Diluted	$(0.11)	$(4.09)	$(1.36)

      During 2002, 2001 and 2000, there were 3.8 million, 8.3 million and 7.8 million, respectively, weighted average potential common shares that were excluded from the determination of diluted net earnings per share, as the effect of such shares was anti-dilutive.

Note 11 — Related Party Transactions:

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

      During fiscal 2001, two of these notes were renegotiated and portions of the notes forgiven. One note receivable in the amount of $65,000, including accrued interest, was renegotiated for a cash payment of $10,000 which was received in June 2001. The remaining $55,000 of the note was forgiven and recorded as an expense in fiscal year 2001. The second note renegotiated was in the amount of $404,000, including accrued interest. The note holder agreed to perform services without compensation in exchange for reducing the note principal. The remaining $388,000 of the note was forgiven and recorded as an expense in fiscal year 2001. In addition, a third shareholder note in the amount of $309,000, including accrued interest, was forgiven during fiscal 2001. The entire amount of the note was recorded as an expense for the year ended March 31, 2001. In July 2001, as part of a separation agreement and release with its former President and Chief Executive Officer, the Company agreed to forgive the remaining principal balance and all unpaid interest due, totaling approximately $607,000, related to notes received in exchange for the issuance of Common Stock in lieu of compensation for services performed subsequent to the date of the separation agreement. This amount was recorded as compensation expense over the period the services were performed. The Company repurchased all

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unvested shares related to these notes, and offset the purchase price of such repurchase against the amounts due on the notes.

      In July 2001, Mr. James B. Weil replaced Mr. Alan P. Naumann as the Company’s Chief Executive Officer and Mr. Gary J. Sbona was appointed to the Board of Directors. In addition, the Company entered into an agreement with Regent Pacific Management Corporation (“Regent Pacific”), a management firm of which Mr. Sbona is the Chief Executive Officer and Mr. Weil is a principal, pursuant to which Regent Pacific has provided management services to the Company, including the services of Messrs. Sbona and Weil, and other Regent Pacific personnel. The initial agreement had a 6 month term commencing July 2001 with a minimum cash compensation to Regent Pacific of $1.3 million for that period. As of December 31, 2001 the Company had recorded all $1.3 million of management fees related to this agreement. In December 2001, the Company amended the agreement with Regent Pacific to extend the noncancellable term of the agreement to May 2002, and in connection herewith, paid to Regent Pacific $750,000 as fees due for the noncancellable portion of the agreement, which will be amortized over the remaining term of the agreement as services are rendered. In April 2002, the Company further amended the agreement with Regent Pacific to provide that after May 5, 2002, Regent Pacific will continue to provide management services to the Company indefinitely at a rate of $15,000 per week, cancelable at the Company’s option. In addition, as part of the original engagement and in connection with a separate employment agreement that Mr. Sbona has entered into with the Company, Mr. Sbona was granted an option to purchase 3,548,777 shares of the Company’s Common Stock at an exercise price of $0.18 per share. Vesting on all of the shares underlying the option accelerated as a result of the sale to PeopleSoft, and the option is now fully vested and exercisable. The option will terminate on July 15, 2006, although it may terminate sooner if Mr. Sbona’s employment with Calico is terminated. The option will terminate immediately if Mr. Sbona’s employment is terminated for cause. If Mr. Sbona’s employment terminates as a result of his death, the option will terminate 18 months after such termination of service (but in no event later than July 15, 2006). If Mr. Sbona’s employment terminates for any reason other than cause or death, the option will terminate one year after his employment with Calico ceases (but in no event later than July 15, 2006).

      Separately, in connection with entering into the agreement with Regent Pacific, in July 2001, the Company also entered into an employment agreement with Mr. Sbona under which the Company has agreed to pay him $500 per week for so long as the agreement with Regent Pacific remains in effect.

      In addition, at the time of the original engagement, the Company entered into Indemnification Agreements with Mr. Weil, Mr. Sbona and H. Michael Hogan III, a Vice-President of the Company and a principal of Regent Pacific, that requires the Company to indemnify them for certain potential liabilities arising out of the performance of services under the agreement.

      In September of 1999, the Company entered into an agreement with Accenture to procure consulting services. Mr. Joel P. Friedman, a member of the Company’s board of directors, is a director of this professional services company. Under this purchase agreement, the Company agreed to engage Accenture to provide a minimum of $1.0 million of consulting services over the following 18 month period, ending March 2001. The services provided to the Company were priced reflecting a customary discount from the provider’s standard rates. As of March 31, 2002, there was $165,000 remaining under this purchase obligation. This amount is included in liabilities subject to compromise on the Company’s balance sheet as of March 31, 2002.

      On February 22, 2001, the Company entered into an engagement letter with David Powell, Inc. (the “David Powell Agreement”) pursuant to which it agreed to pay David Powell, Inc. a monthly fee, plus a bonus payable quarterly on meeting performance obligations, in return for retaining Leslie E. Wright as the Company’s Interim Chief Financial Officer for an initial two month noncancellable term, and thereafter terminable upon 30 days written notice by the Company or David Powell. The agreement was later changed to provide for a monthly fee with the bonus eliminated. In accordance with the agreement with David Powell, the Company granted Mr. Wright an option to purchase 33,750 shares of the Company’s Common Stock at a per

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share exercise price of $0.1875. The shares underlying the option were fully vested and exercisable, and Mr. Wright exercised this option during the fiscal year ended March 31, 2001. Also, in accordance with the terms of the agreement with David Powell, and as a result of the sale to PeopleSoft, 1% of the purchase price payable by PeopleSoft, minus the value of the option granted to Mr. Wright, was paid to David Powell, Inc. as a bonus relating to services rendered by Mr. Wright. In February 2002, the Company amended the agreement to David Powell to reduce the monthly fee under the agreement through April 30, 2002. The Company also entered into an Indemnification Agreement with Mr. Wright pursuant to which the Company agreed to indemnify Mr. Wright for certain potential liabilities arising out of his performance of services under the agreement.

      Options granted under the Company’s 2000 Non-Officer Stock Option Plan were subject to acceleration upon a change of control of the Company. As a result of the sale to PeopleSoft, 25% of the options outstanding under this plan accelerated and became vested and exercisable. In addition, as a result of the sale of PeopleSoft, all options outstanding and not yet exercised under the Company’s stock option plans terminated as they were not assumed by PeopleSoft. Accordingly, immediately prior to the closure of the sale to PeopleSoft, options to purchase 543,345 shares of Common Stock were exercised at a weighted average exercise price of $0.175 per share, and options to purchase 2,064,406 shares were terminated and cancelled. Except for the option outstanding to Mr. Sbona, the Company no longer has any options outstanding under its stock option plans and the plans have been terminated.

      The Company has also initiated litigation against a former Calico employee. On March 2, 2000, the Company issued a loan in the amount of $450,000 to the former employee, Mr. Leahy. Pursuant to a promissory note and security agreement executed contemporaneously with the loan, repayment of the loan was to occur on or before November 30, 2000. Mr. Leahy ceased employment thereafter, and the Company has not received repayment on the outstanding loan. On or about March 15, 2002 the Company filed and served a complaint in the Bankruptcy Court as Adversary Proceeding No. 02-5111 against Mr. and Mrs. Leahy. Mr. and Mrs. Leahy have not served an answer to this proceeding. The Company intends to aggressively pursue its claim against Mr. and Mrs. Leahy.

Note 12 — Commitments And Contingencies:

     Capital Leases

      At March 31, 2002 and 2001, the Company was obligated under various capital leases for equipment which were capitalized at the present value of future minimum lease payments. Interest in connection with these leases was approximately $4,000, $31,000 and $64,000 for the years ended March 31, 2002, 2001, and 2000, respectively.

      For capital leases that the Company intends to reject, the Company reclassified $83,000 from accrued capital lease obligations to liabilities subject to compromise, for the estimated maximum amount of allowable claims under the Bankruptcy Code.

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum payments under capital leases at March 31, 2002, before and after giving effect to leases which the Company intends to reject, are as follows (in thousands):

		Estimated
		Effect of	Net
	Minimum	Rejected	Minimum
Year	Rentals	Leases	Rentals

2003	$83	$(83)	$—
2004	—	—	—
2005	—	—	—
2006	—	—	—
2007	—	—	—

Total minimum lease obligations	83	(83)	—
Less: Amount representing interest	4	(4)	—

Present value of minimum lease obligations	$79	$(79)	$—

     Operating Leases

      The Company leases office space and equipment under certain non-cancelable operating leases expiring through the year 2006. Total rent expense was $2.3 million, $3.8 million and $1.4 million for the years ended March 31, 2002, 2001 and 2000, respectively. As part of its restructuring plans (See Note 15 — Restructuring of Operations), the Company has subleased a portion of its excess space in three locations. These subleases range from terms of one to four years.

      As part of its bankruptcy filing, the Company has rejected certain of its leases as allowed by the Bankruptcy Code. Certain of the facility leases that the Company rejected had been previously vacated and the estimated future sub-lease losses through the term of the leases were accrued under the restructuring plans. Accordingly, the Company reduced the restructuring related accruals for these leases by $351,000 in the three months ended December 31, 2001, and reclassified the amount to liabilities subject to compromise.

      For leases that the Company intends to reject, for which an accrual had not been previously made under a restructuring plan, the Company recorded an accrual in fiscal 2002, of $2.5 million for the estimated maximum amount of allowable claims under the Bankruptcy Code. The accrual is included in liabilities subject to compromise in the accompanying consolidated balance sheets. The charge has been classified as a Chapter 11 related reorganization item in the accompanying consolidated statement of operations.

      Future minimum payments under non-cancelable operating leases at March 31, 2002, before and after giving effect to leases which the Company has rejected, are as follows (in thousands):

		Estimated	Estimated	Net
	Minimum	Sublease	Effect of	Minimum
Year	Rentals	Rentals	Rejected Leases	Rentals

2003	$2,867	$(1,341)	$(1,246)	$280
2004	2,687	(373)	(2,214)	100
2005	2,661	(285)	(2,302)	74
2006	1,190	(214)	(959)	17
2007	—	—	—	—

Total minimum lease obligations	$9,405	$(2,213)	$(6,721)	$471

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Letter Of Credit

      At March 31, 2002, the Company maintained a $600,000 letter of credit to collateralize a portion of the lease security deposit on its corporate headquarters. As of March 31, 2002, this letter of credit was classified as long-term restricted cash. The Company expects that the maximum amount of the allowable claim for rejection of the lease on its corporate headquarters will be offset against this letter of credit and the cash portion of the security deposit of approximately $184,000, subject to approval by the Bankruptcy Court.

     Purchase Commitments

      In September 1999, the Company entered into an agreement with Accenture to procure consulting services. Mr. Joel P. Friedman, a member of the Company’s board of directors, is a director of this professional services company. Under this purchase agreement, the Company agreed to engage Accenture to provide a minimum of $1.0 million of consulting services over the following 18 month period, ending March 2001. The services provided to the Company were priced reflecting a customary discount from the provider’s standard rates. As of March 31, 2002, there was $165,000 remaining under this purchase obligation. This amount is included in liabilities subject to compromise on the Company’s balance sheet as of March 31, 2002.

     Agreement with David Powell, Inc. and Leslie E. Wright

      On February 22, 2001, the Company entered into an engagement letter with David Powell, Inc. (the “David Powell Agreement”) pursuant to which it agreed to pay David Powell, Inc. a monthly fee, plus a bonus payable quarterly on meeting performance obligations in return for retaining Leslie E. Wright as the Company’s Interim Chief Financial Officer for an initial two month noncancellable term, and thereafter terminable upon 30 days written notice by the Company or David Powell. The agreement was later changed to provide for a monthly fee with the bonus eliminated. In accordance with the terms of the David Powell Agreement, the Company granted Mr. Wright an option to purchase 33,750 shares of its Common Stock at an exercise price of $0.1875 per share. The shares underlying the option were fully vested and exercisable, and Mr. Wright exercised this option during the fiscal year ended March 31, 2002. In addition, as a result of the sale to PeopleSoft, 1% of the purchase price payable by PeopleSoft, minus the value of the vested options granted to Mr. Wright as of the date the sale closed, was paid to David Powell, Inc. as a bonus relating to services rendered by Mr. Wright. In February 2002, the Company amended the agreement with David Powell to reduce the monthly fee under the agreement through April 30, 2002. The Company does not expect to continue to engage David Powell after April 30, 2002. The Company also entered into an Indemnification Agreement with Mr. Wright pursuant to which the Company agreed to indemnify Mr. Wright for certain liabilities arising out of the performance of services under the agreement.

     Agreement with Regent Pacific Management Corporation and Gary J. Sbona

      In July 2001, Mr. James B. Weil replaced Mr. Alan P. Naumann as the Company’s Chief Executive Officer and Mr. Gary J. Sbona was appointed to the Board of Directors. In addition, the Company entered into an agreement with Regent Pacific Management Corporation (“Regent Pacific”), a management firm of which Mr. Sbona is the Chief Executive Officer and Mr. Weil is a principal, pursuant to which Regent Pacific has provided management services to Calico, including the services of Messrs. Sbona and Weil, and other Regent Pacific personnel. The initial agreement had a 6 month term commencing July 2001 with compensation to Regent Pacific of $1.3 million for that period. The agreement requires that the Company indemnify Regent Pacific and Mr. Sbona for certain liabilities arising out of the performance of services under the agreement. In December 2001, the Company amended the agreement with Regent Pacific to extend the noncancellable term of the agreement to May 2002, and in connection thereto, paid to Regent Pacific $750,000 as fees due for the noncancellable portion of the agreement. In April 2002, the Company further amended its agreement with

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Regent Pacific to provide that after May 5, 2002, Regent Pacific will continue to provide management services to the Company indefinitely at a rate of $15,000 per week, cancelable at the Company’s option.

      In addition, as part of the original engagement, Mr. Sbona was granted an option to purchase 3,548,777 shares of the Company’s Common Stock at an exercise price of $0.18 per share. Vesting on all of the shares underlying the option accelerated as a result of the sale to PeopleSoft, and the option is now fully vested and exercisable. The option will terminate on July 15, 2006, although it may terminate if Mr. Sbona’s employment with Calico is terminated. The option will terminate immediately if Mr. Sbona’s employment is terminated for cause. If Mr. Sbona’s employment terminates as a result of his death, the option will terminate 18 months after such termination of service (but in no event later than July 15, 2006). If Mr. Sbona’s employment terminates for any reason other than cause or death, the option will terminate one year after his employment with Calico ceases (but in no event later than July 15, 2006).

      Separately, in connection with entering into the agreement with Regent Pacific, in July 2001, the Company also entered into an employment agreement with Mr. Sbona under which the Company has agreed to pay him $500 per week for so long as the agreement with Regent Pacific remains in effect.

      In addition, at the time of the original engagement, the Company entered into Indemnification Agreements with Mr. Weil, Mr. Sbona and H. Michael Hogan III, a Vice-President of the Company and a principal of Regent Pacific, that requires the Company to indemnify them for certain liabilities arising out of the performance of services under the agreement.

     Employee Retention Program

      In connection with the sale of assets to PeopleSoft, the purchase price payable by PeopleSoft could have been reduced by $1.0 million if specified numbers of key employees did not accept employment positions with PeopleSoft. The Company established a retention program in the aggregate amount of $160,000, payable equally to 8 key employees, provided that they remain in PeopleSoft’s employ for six months after the closing of the sale of assets to PeopleSoft. This commitment was included as a cost of the sale and therefore reduced the gain on the sale. The commitment is included in accrued liabilities as of March 31, 2002 on the Company’s consolidated balance sheet.

     Contingencies

     Securities Class Actions

      On or around March 27, 2001, a class action lawsuit was filed on behalf of all holders of the Company’s securities in the Southern District of New York against Calico, its former chief executive officer Alan P. Naumann, directors William D. Unger and Bernard J. Lacroute, and former director William G. Paseman, SDR Investors, LP v. Calico Commerce, Inc. et al., 01CIV 2601. Plaintiffs allege, among other things, that the investment banks which underwrote the Company’s initial public offering of securities, and others, received commissions and made agreements which were not disclosed, but should have been disclosed in the initial public offering prospectus, and which affected the price of Calico securities. Plaintiffs attempt to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, and under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated by the Securities Exchange Commission. Other class action lawsuits on behalf of essentially the same putative class, making substantially the same allegations and making some or all of the same claims, have been filed in the same jurisdiction by different lawyers. Several of these lawsuits also name the Company’s former chief financial officer Arthur F. Knapp, Jr. All of the Calico actions have been consolidated for pre-trial purposes before Judge Shira A. Scheindlin, United States District Judge for the Southern District of New York, together with more than one thousand actions making virtually identical allegations against the same and additional investment banks, approximately 310 other issuers of securities which conducted initial public offerings in 1998-2000, and numerous individuals

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with such issuers. The consolidated litigation is known as the “Initial Public Offering Securities Litigation (the “IPO Litigation”).” No specific amount of damages is sought against the Calico defendants in the litigation, and no time has been set for the Calico defendants to respond to the complaints. On April 4, 2002, the lead defendant in the Calico IPO Litigation filed a Proof of Claim with the Bankruptcy Court purporting to state a claim in excess of $62 million. On April 17, 2002, plaintiffs filed a further amended, consolidated class action complaint regarding Calico in the IPO Litigation. While that complaint names the Calico individual defendants, it does not name the Company as a defendant. The Company believes that the allegations against the Calico defendants in the litigation are without merit, and intends to vigorously defend the litigation.

     Litigation

      From time to time, the Company may be involved in litigation arising out of claims in the normal course of business. The Company is currently subject to some such claims, none of which management believe will materially impact its results.

Note 13 — Information Concerning Business Segments:

      The Company operates in a single industry segment. The Company does not prepare reports for, or measure the performance of, its individual software applications and, accordingly, the Company has not presented revenues or any other related financial information by individual software product. The Company does not have separate operating segments for which discrete financial statements are prepared. The Company’s management makes operating decisions and assesses performance primarily based upon product revenues and related gross margins. For geographic reporting, revenues are attributed to the geographic location in which the customer is located. Long-lived assets consist primarily of property, plan and equipment, and are attributed to the geographic location in which they are located.

      Information regarding geographic areas for the years ended March 31, 2002, 2001 and 2000 is as follows:

	Year Ended March 31,

	2002	2001	2000

Revenues:
United States	$2,067	$22,049	$31,155
European countries	1,580	6,650	3,594
Japan and other foreign countries	1,949	1,035	875

	$5,596	$29,734	$35,624

	March 31,

	2002	2001	2000

Long-Lived Assets:
United States	$218	$4,023	$4,408
International	—	621	54

	$218	$4,644	$4,462

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth customers comprising 10% or more of the Company’s net revenue for each of the periods indicated:

	Year Ended March 31,

	2002	2001	2000

Customer
A	—%	—%	17%
B	—	—	14
C	—	—	—
D	—	—	—

Note 14 — Sales Of Product Lines:

      On February 6, 2002, the Company completed the sale of all of its intellectual property and significantly all of its operating assets to PeopleSoft for $5.0 million in cash. At the closing, PeopleSoft paid the Company $4.5 million and $500,000 was deposited into escrow to be held for six months as a non-exclusive remedy to satisfy any claims that PeopleSoft may have against the Company under the asset purchase agreement.

      The total proceeds from the sale of $5,000,000, less the book value of transferred equipment, intangible assets, deferred revenue, and transaction costs, based on their respective estimated fair values at the sale date, were recorded as a gain on sale of assets in the quarter ended March 31, 2002.

      The calculation of the gain on the sale was determined as follows (in thousands):

Total consideration	$5,000
Book value of equipment, intangible assets and deferred revenue	(53)
Transaction costs	(256)

Gain on sale	$4,691

      On March 20, 2001, the Company completed the sale of its intangible and capital assets related to its MarketMaker product line to Digital River, Inc. The Market Maker product had been acquired by the Company in January 2000 via the Company’s acquisition of ConnectInc.com.

      The calculation of the loss on the sale was determined as follows (in thousands):

Fair value of marketable securities received	$8,160
Book value of equipment, intangible assets and deferred revenue	(56,807)
Transaction costs	(706)

Loss on sale	$(49,353)

      Under the terms of the asset purchase agreement between the Company and Digital River, the Company received 1.6 million shares of Digital River Common Stock, valued at $7.9 million on the date of sale.

      The asset purchase agreement restricted the percentage of shares that could be sold by the Company during certain periods. The Company was restricted to selling no greater than 40% of the total shares during the period of March 20, 2001 to June 20, 2001 and 80% from the period of March 20, 2001 to September 20, 2001. The Company was also limited to selling no more than 175,000 shares within a consecutive five-day trading period.

      The agreement with Digital River included a contingent earnout whereby the Company was eligible to receive additional shares of Digital River’s Common Stock based upon the revenue generated by the MarketMaker product, from sales by Digital River or by the Company, over the 13 months following

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 21, 2001. According to the terms of the contingent earnout, as of September 30, 2001, based upon revenue generated by the MarketMaker product, the Company received notice on October 23, 2001 from Digital River that it was eligible for issuance of and did receive approximately 60,000 additional shares of Digital River Common Stock. The Company commenced sales of Digital River stock on October 23, 2001. As of December 31, 2001, the Company had sold all 1.69 million shares of Common Stock for net proceeds of approximately $24.4 million, and realized a gain of approximately $16.3 million.

Note 15 — Restructuring Of Operations:

      In January 2001, the Company announced its first strategic restructuring plan, designed to reduce operating expenses. In connection with the restructuring, the Company reduced its workforce by 36 employees, and significantly reduced its use of outside contract labor. The Company also made provisions for reductions in office space and the disposal of related assets. The total amount of the restructuring charge was $1.4 million and was comprised of $590,000 in employee-related expenses for employee terminations, $749,000 of estimated expenses for facilities-related charges, and $24,000 for the disposal of certain excess capital equipment. Of these amounts, $1.3 million were cash-related charges, and $24,000 were non-cash charges. As of March 31, 2002, the Company had incurred costs totaling $968,000 related to this restructuring, which required $944,000 in cash expenditures. During the three months ended June 30, 2001, the Company decreased this provision by $43,000 as a result of lower-than-anticipated payroll taxes. As part of the Chapter 11 Filing, the Company intends to reject certain of the leases and contracts accrued in its first restructuring plan as allowed under the terms of the United States Bankruptcy Code. Consequently, the Company reduced the related accrual by approximately $351,000 in the quarter ended December 31, 2001. The reduction has been classified as a Chapter 11 related reorganization item in the accompanying consolidated statement of operations.

      In April 2001, the Company undertook further restructuring designed to reduce operating expenses. In connection with this second restructuring, the Company reduced its workforce by another 77 employees and affected headcount in all functional areas. All employees were notified of this termination during the quarter that ended June 30, 2001. The total amount of the restructuring charge from this second restructuring was $753,000, was comprised entirely of employee-related expenses for employee terminations and was a cash-related charge. As of March 31, 2002, the Company had recorded a net decrease to the provision of $54,000, due to lower than anticipated severance costs, and had incurred all remaining costs related to the restructuring, all of which were cash-related.

      In July 2001, the Company announced a third strategic restructuring plan, designed to further reduce operating expenses. In connection with the restructuring, the Company further reduced its workforce by approximately 80 full-time positions and closed its operations in India. This restructuring affected headcount in all functional areas. The total amount of the restructuring charge was approximately $1.1 million, was comprised of $985,000 in employee-related expenses for employee terminations, and $162,000 of estimated expenses for facilities-related charges, and all are cash-related charges. As of March 31, 2002 the Company had incurred costs totaling approximately $995,000 related to the restructuring, all of which were cash-related, and had recorded a net decrease to the provision of $128,000 due to lower than anticipated international severance costs. The remaining reserve for this restructuring is approximately $24,000, which is included in accrued liabilities.

      In connection with the sale to PeopleSoft, approximately 40 of the Company’s employees became employees of PeopleSoft, leaving the Company with approximately 8 employees to perform the remaining tasks necessary to conclude its bankruptcy proceedings and other administrative matters. In anticipation of this sale and pending Bankruptcy filing, the Company further reduced its workforce by approximately 9 full-time positions in December and reduced its workforce again as of the end of March 31, 2002 by another 5 employees. The Company has 3 remaining employees and will reduce its workforce as appropriate going

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forward consistent with administration of its Chapter 11 Case and plan of reorganization. The total amount of the related restructuring charge was approximately $248,000, all of which consisted of employee-related expenses for employee terminations, and all are cash-related charges. The Company recorded an increase to the provision of $25,000, during the three months ended March 31, 2002 related to higher than anticipated expenses related to international severance. As of March 31, 2002, the Company had incurred costs totaling approximately $237,000 related to the restructuring. The remaining reserve for this restructuring is approximately $36,000, which is included in accrued liabilities.

      The following table lists the components of the January, April, July and December 2001 restructuring charges for fiscal 2002 (in thousands):

		Excess
		Facilities
	Employee	and
	Costs	Equipment	Total

Balance at March 31, 2001	$217	$588	$805
Adjustment to reserve	(37)	(6)	(43)
Reserve established, April restructuring	753	—	753
Reserve utilized	(777)	(185)	(962)

Balance at June 30, 2001	156	397	553
Adjustment to reserve	(121)	—	(121)
Reserve established, July restructuring	985	162	1,147
Reserve utilized	(875)	(57)	(932)

Balance at September 30, 2001	145	502	647
Adjustment to reserve	(27)	—	(27)
Adjustment for rejected leases	—	(351)	(351)
Reserve established, December restructuring	248	—	248
Reserve utilized	(225)	(95)	(320)

Balance at December 31, 2001	141	56	197
Adjustment to reserve	(23)	13	(10)
Reserve utilized	(82)	(45)	(127)

Balance at March 31, 2002	$36	$24	$60

Note 16 — Impairment of Long-Lived Assets:

      In fiscal 2002, due to the large amount of excess computer equipment and software on hand at September 30, 2001, primarily resulting from the Company’s reductions in force announced in April and July 2001, an assessment of the carrying value of property and equipment was performed. All excess (i.e. no longer in service) capital equipment, software, and furniture and fixtures were reduced to their residual value based on published resale information. The carrying value of assets determined not to have any significant resale value and abandoned leasehold improvements were reduced to zero. As a result, the Company recorded an impairment charge of $985,000. In the third quarter of fiscal 2002, an adjustment of $75,000 was made to this impairment charge as the Company was able to realize greater than anticipated resale values for some of these assets.

      In the fourth quarter of fiscal 2002, primarily as a result of further reductions in our workforce from December 2001 through March 2002, the closure and impending closure of the Company’s international offices, the sale of substantially all of the Company’s operating assets to PeopleSoft, and the anticipated

CALICO COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

auction of substantially all of the Company’s remaining capital assets on May 22, 2002 by DoveBid, Inc., another assessment of the carrying value of property and equipment was performed. All excess (i.e. no longer in service) capital equipment, software, and furniture and fixtures were reduced to their residual value based on published resale information. The carrying value of assets determined not to have any significant resale value was reduced to zero. As a result, the Company recorded an impairment charge of $824,000.

      In addition, during the third quarter of fiscal 2002, the Company determined that certain of its investments had suffered an other-than temporary decline in value and accordingly recognized a loss of $390,000 for the write-down of those investments to their fair value.

      In fiscal 2001, as part of the Company’s review of its fourth quarter financial results, an impairment assessment of its long-lived assets was performed. The assessment was performed primarily due to the significant decline in the Company’s stock price, the overall decline in industry growth rates and the Company’s lower fourth quarter and projected fiscal 2002 operating results. As a result, the Company determined that the carrying value of goodwill and other intangible assets identified below would not be recoverable based upon the existence of one or more of these indicators of impairment, and recorded an impairment charge aggregating $3.8 million in the fourth quarter of fiscal 2001, as described below.

      The Company recorded a $1.4 million impairment charge to adjust goodwill and other intangible assets and deferred costs associated with our acquisition of First Floor Software, Inc. to $0, which approximated its estimated fair value. The estimate of fair value was based upon the discounted estimated cash flows for the succeeding three years using a discount rate of 25%. The assumption supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflects management’s best estimates. The discount rate was primarily based upon the weighted average cost of capital for comparable companies.

      Due to the large amount of excess computer equipment on hand at March 31 2001, primarily resulting from the Company’s reduction in force announced in January 2001, an assessment of the carrying value of property and equipment was performed. All excess capital equipment (i.e. no longer in service) was reduced to its residual value based on published resale information. The carrying value of assets determined not to have any significant resale value were reduced to zero. As a result, an impairment charge of $1.1 million was recorded in the fourth quarter of fiscal 2001.

      In addition, during the fourth quarter of fiscal 2001, the Company determined that certain of its investments had suffered an other-than temporary decline in value and accordingly recognized a loss of $1.3 million on the write-down of those investments to their fair value.

Note 17 — Loss on Disposal of Long-Lived Assets:

      During fiscal 2002, the Company sold and disposed of approximately $2.3 million of excess furniture and fixtures and computer equipment with a net book value of approximately $1.2 million. The Company incurred a net loss of approximately $1.0 million on the sale of those assets.

EXHIBIT INDEX

No.	Description

2.1(1)	Agreement and Plan of Reorganization dated as of June 23, 1998 by and among Calico Technology, Inc., Calico Acquisition Corporation, FirstFloor Software, Inc., Certain Shareholders of FirstFloor Software, Inc., and Certain Shareholders of Calico Technology, Inc.
2.2(1)	Form of Agreement and Plan of Merger between Calico Technology, Inc., a California corporation, and Calico Commerce, Inc., a Delaware corporation
2.3(2)	Agreement and Plan of Merger dated as of November 19, 1999 by and between Calico Commerce, Inc., ConnectInc.com, Co., and Calico Acquisition, Inc.
2.4(3)	Asset Purchase Agreement, dated March 20, 2001, by and between Calico, ConnectInc.com, Co. and Digital River, Inc.
2.5(4)	Asset Purchase Agreement dated as of December 12, 2001 by and between Registrant and PeopleSoft, Inc.
3.1(1)	Certificate of Incorporation
3.2(1)	Bylaws
10.1(1)	Office Lease between Metropolitan Life Insurance Company and Calico Commerce, Inc. dated as of August 18, 1999
10.2(1)	1997 Stock Option Plan and forms of agreements thereunder
10.3(1)	1995 Stock Option Plan and forms of agreements thereunder
10.4(1)	1999 Employee Stock Purchase Plan
10.5(1)	Form of Indemnity Agreement for directors and officers
10.6(1)	Investors’ Rights Agreement, dated as of May 26, 1995, as amended, among Calico Technology, Inc. William G. Paseman, and the persons identified on the schedules attached thereto
10.7(1)	Loan Agreement dated as of January 21, 1997 between Calico Technology, Inc. and Venture Lending and Leasing, Inc.
10.8(1)	Four Variable Rate Installment Notes between Calico Technology, Inc. and Comerica Bank — California
10.9(1)	Common Stock Purchase Agreement dated September 3, 1999 between Calico Commerce, Inc. and Dell U.S.A., L.P.
10.10(1)	Letter Agreement between Andersen Consulting LLP and Calico Commerce, Inc. dated September 17, 1999
10.11(1)	Common Stock Purchase Agreement dated September 29, 1999 between Calico Commerce, Inc. and AC II Technology (ACT II) B.V.
10.12(1)	Amendment Number Nine to Investors’ Rights Agreement dated September 28, 1999
10.13(5)	Amended and Restated Loan and Security Agreement dated October 15, 1999 between Calico Commerce, Inc. and Comerica Bank — California
10.14(6)	2000 Non-officer Stock Option Plan
10.15†(7)	Software License Agreement dated April 27, 1999, as amended October 28, 1999, between Calico Commerce, Inc. and WebXpress, A BEA Company
10.16†(8)	Second Amendment, dated April 28, 2000, and Third Amendment, dated March 15, 2001, to Software License Agreement between Calico Commerce, Inc. and WebXpress, A BEA Company
10.17(9)	Security Agreement by and between Calico Commerce, Inc. and Comerica Bank — California, dated March 16, 2001
10.18(10)	Common Stock Warrant issued to Anjes, Inc. dated December 28, 2000
10.19(11)	Common Stock Warrant issued to Hefei Xin Hua Hai Electronics Limited dated December 28, 2000

No.	Description

10.20† (12)	Letter of Agreement Regarding Financial Services Proposal by and between Calico Commerce, Inc. and David Powell, Inc. dated February 22, 2001
10.21(13)	Separation Agreement and Release by and between Alan P. Naumann and Calico Commerce, Inc., dated July 16, 2001
10.22(14)	Independent Contractor Agreement by and between Alan P. Naumann and Calico Commerce, Inc., dated July 16, 2001
10.23(15)	Retainer Agreement by and between Regent Pacific Management Corporation and Calico Commerce, Inc., dated July 13, 2001
10.24(16)	Employment Agreement by and between Gary J. Sbona and Calico Commerce, Inc. dated July 16, 2001
10.25(17)	Stock Option Agreement by and between Gary J. Sbona and Calico Commerce, Inc. dated July 16, 2001
10.25(18)	First Amendment to Management Services Agreement between Regent Pacific Management Corporation and Registrant, dated December 6, 2001
10.26(19)	First Amendment to Financial Services Arrangement between David Powell, Inc. and Registrant, dated December 6, 2001
21.1	List of Subsidiaries

(1)	Incorporated herein by reference to Calico’s Registration Statement on Form S-1, as amended (File No. 333-82907)

(2)	Incorporated herein by reference to Calico’s Current Report on Form 8-K filed November 29, 1999

(3)	Incorporated herein by reference to Calico’s Current Report on Form 8-K filed April 4, 2001

(4)	Incorporated herein by reference to Calico’s Quarterly Report on Form 10-Q filed February 19, 2002

(5)	Incorporated herein by reference to Calico’s Quarterly Report on Form 10-Q filed November 16, 1999

(6)	Incorporated herein by reference to Exhibit 10.13 on Calico’s Annual Report on Form 10-K filed June 29, 2000

(7)	Incorporated herein by reference to Exhibit 10.14 on Calico’s Annual Report on Form 10-K filed June 29, 2000

(8)	Incorporated herein by reference to Exhibit 10.15 on Calico’s Annual Report on Form 10-K filed July 13, 2001

(9)	Incorporated herein by reference to Exhibit 10.16 on Calico’s Annual Report on Form 10-K filed July 13, 2001

(10)	Incorporated herein by reference to Exhibit 10.17 on Calico’s Annual Report on Form 10-K filed July 13, 2001

(11)	Incorporated herein by reference to Exhibit 10.18 on Calico’s Annual Report on Form 10-K filed July 13, 2001

(12)	Incorporated herein by reference to Exhibit 10.19 on Calico’s Annual Report on Form 10-K filed July 13, 2001

(13)	Incorporated herein by reference to Exhibit 10.15 on Calico’s Quarterly Report on Form 10-Q filed August 14, 2001

(14)	Incorporated herein by reference to Exhibit 10.16 on Calico’s Quarterly Report on Form 10-Q filed August 14, 2001

(15)	Incorporated herein by reference to Exhibit 10.17 on Calico’s Quarterly Report on Form 10-Q filed August 14, 2001

(16)	Incorporated herein by reference to Exhibit 10.18 on Calico’s Quarterly Report on Form 10-Q filed November 14, 2001

(17)	Incorporated herein by reference to Exhibit 10.19 on Calico’s Quarterly Report on Form 10-Q filed November 14, 2001

(18)	Incorporated herein by reference to Exhibit 10.20 on Calico’s Quarterly Report on Form 10-Q filed February 19, 2002

(19)	Incorporated herein by reference to Exhibit 10.21 on Calico’s Quarterly Report on Form 10-Q filed February 19, 2002

†	Confidential treatment has been requested for certain portions of this exhibit. The omitted portions have been separately filed with the Commission.