Form 10-Q
period 2002-06-30
CALICO COMMERCE INC/
filed 2002-08-16
CIK 1081154

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

                              FOR THE QUARTER ENDED
                                  JUNE 30, 2002

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

                               (1) YES [X] NO [ ]

                               (2) YES [X] NO [ ]

AS OF AUGUST 9, 2002 THERE WERE 35,868,280 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

================================================================================

                     CALICO COMMERCE, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002


                               TABLE OF CONTENTS


                                                                                       PAGE NO.
                                                                                       --------
PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
         CONDENSED CONSOLIDATED BALANCE SHEETS -- JUNE 30, 2002 AND
             MARCH 31, 2002.........................................................      3
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE
            LOSS -- THREE MONTHS ENDED JUNE 30, 2002 AND 2001.......................      4
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE MONTHS ENDED
            JUNE 30, 2002 AND 2001..................................................      5
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......................      6
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS..................................................     18
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................     29

PART II  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS..........................................................     30
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..................................     31
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................................     31
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................     31
ITEM 5.  OTHER INFORMATION..........................................................     31
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................................     31

                              CALICO COMMERCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

On December 14, 2001, Calico Commerce (the "Debtor") filed a voluntary petition for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Please see Note 3 of the Notes to the Condensed Consolidated Financial Statements.

                                                   JUNE 30,       MARCH 31,
                                                     2002           2002
                                                  ----------     ----------
ASSETS
Current assets:
    Cash and cash equivalents ................    $   26,392     $   26,536
    Restricted cash ..........................           660            500
    Accounts receivable, net .................            --            380
    Other current assets .....................         1,858          1,991
                                                  ----------     ----------
        Total current assets .................        28,910         29,407
Long-term investments ........................            40            160
Restricted cash ..............................           600            600
Property and equipment, net ..................            12            218
Other assets .................................           190            190
                                                  ----------     ----------
                                                  $   29,752     $   30,575
                                                  ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .........................    $      345     $      203
    Accrued liabilities ......................         1,047          1,058
                                                  ----------     ----------
        Total current liabilities ............         1,392          1,261
Liabilities subject to compromise ............         5,196          5,264
                                                  ----------     ----------
                                                       6,588          6,525
                                                  ----------     ----------
Commitments and contingencies  (Note 9)

Stockholders' equity:
    Preferred stock ..........................            --             --
    Common stock .............................            35             35
    Additional paid-in capital ...............       226,785        226,785
    Other comprehensive loss .................           (93)           (44)
    Accumulated deficit ......................      (203,563)      (202,726)
                                                  ----------     ----------
        Total stockholders' equity ...........        23,164         24,050
                                                  ----------     ----------
Total liabilities and stockholders' equity ...    $   29,752     $   30,575
                                                  ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              CALICO COMMERCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND OTHER COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

On December 14, 2001, Calico Commerce (the "Debtor") filed a voluntary petition for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Please see Note 3 of the Notes to the Condensed Consolidated Financial Statements.

                                                                    THREE MONTHS ENDED
                                                                      JUNE 30, 2002
                                                                -------------------------
                                                                   2002           2001
                                                                ----------     ----------
Net revenue:
   License .................................................           $--     $    1,118
   Services ................................................            --          1,142
                                                                ----------     ----------
        Total net revenue ..................................            --          2,260
                                                                ----------     ----------

Cost of net revenue:
    License ................................................            --            124
    Amortization of purchased technology ...................            --             --
    Services ...............................................            --          1,356
        Total cost of net revenue ..........................            --          1,480
                                                                ----------     ----------
        Gross profit .......................................            --            780
                                                                ----------     ----------

Operating expenses:
     Sales and marketing ...................................            --          3,563
     Research and development ..............................            --          2,623
     General and administrative ............................           836          2,394
     Restructuring and other activities .....................           --            710
                                                                ----------     ----------
        Total operating expenses ...........................           836          9,290
                                                                ----------     ----------
        Loss from operations ...............................          (836)        (8,510)

   Chapter 11 related reorganization items .................          (192)            --
   Impairment of long-term investments .....................          (120)            --
   Interest and other  income (expense), net ...............           248            130
                                                                ----------     ----------
        Income (loss) before taxes .........................          (900)        (8,380)
Provision (benefit) for income taxes .......................           (63)           145
                                                                ----------     ----------
        Net income (loss) ..................................    $     (837)    $   (8,525)

Other comprehensive income (loss):
    Unrealized gain on investments .........................            --           (509)
    Reclassification adjustment for gains included in net
        income (loss) ......................................            --            (11)
    Foreign currency translation adjustments ...............           (48)            23
                                                                ----------     ----------
         Comprehensive income (loss) .......................    $     (885)    $   (9,022)
                                                                ==========     ==========

Net income (loss) per share:
   Basic and diluted loss per share ........................    $    (0.02)    $    (0.24)
                                                                ----------     ----------
   Weighted average shares .................................        35,868         35,075
                                                                ==========     ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              CALICO COMMERCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

On December 14, 2001, Calico Commerce (the "Debtor") filed a voluntary petition for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Please see Note 3 of the notes to the Condensed Consolidated Financial Statements.

                                                                        THREE MONTHS ENDED
                                                                             JUNE 30,
                                                                      -----------------------
                                                                        2002          2001
                                                                      ---------     ---------
Cash flows from operating activities:
Net loss .........................................................    $    (837)    $  (8,525)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ..............................           20           590
      Amortization of unearned compensation ......................           --             7
      Provision for doubtful accounts ............................           (8)           47
      Loss/(gain) on disposal of assets ..........................          (20)          128
      Loss on impairment of investments ..........................          120            --
      Restriction of cash under asset sale escrow agreement ......         (160)           --
      Forgiveness of stockholder notes receivable ................           --           591
Changes in assets and liabilities:
      Accounts receivable ........................................          388           983
      Other current assets .......................................          133           236
      Accounts payable ...........................................          142           259
      Accrued liabilities ........................................          (11)       (4,456)
      Deferred revenue ...........................................           --          (268)
      Other liabilities ..........................................           --            46
      Liabilities subject to compromise ..........................          (68)           --
                                                                      ---------     ---------
           Net cash used in operating activities .................         (301)      (10,362)
Cash flows from investing activities:
      Purchases of property and equipment ........................           --            (5)
      Proceeds from sale of property and equipment ...............          205            --
      Sale of securities .........................................           --            --
      Purchases of short-term investments ........................           --        (3,350)
      Release of restricted cash to cash equivalents .............           --            --
      Maturity of short-term investments .........................           --        11,003
      Acquisition, net of cash acquired ..........................           --            --
                                                                      ---------     ---------
           Net cash provided by investing activities .............          205         7,648
                                                                      ---------     ---------
Cash flows from financing activities:
      Proceeds from issuance of common stock, net of issuance
       costs......................................................           --            19
      Common stock repurchases ...................................           --           (11)
      Proceeds from repayments of stockholder notes receivable ...           --            10
      Proceeds from issuance of notes payable ....................           --            --
      Restriction of cash for collateral of notes payable ........           --            --
      Release of restricted cash collateral ......................           --            --
      Repayments of notes payable ................................           --          (278)
      Principal payments under capital lease obligations .........           --           (38)
                                                                      ---------     ---------
           Net cash provided by (used in) financing activities ...           --          (298)
                                                                      ---------     ---------
Effect of foreign exchange on cash ...............................          (48)           23
Net increase (decrease) in cash and cash equivalents .............         (144)       (2,989)
Cash and cash equivalents at beginning of period .................       26,536         8,354
                                                                      ---------     ---------
Cash and cash equivalents at end of period .......................    $  26,392     $   5,365
                                                                      =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              CALICO COMMERCE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   -UNAUDITED-

NOTE 1 -- PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

   The unaudited interim condensed consolidated financial statements include the accounts of Calico Commerce, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

   The accompanying condensed consolidated financial statements as of June 30, 2002 and for the three months ended June 30, 2002 and 2001 are unaudited and have been prepared on a basis consistent with the March 31, 2002 audited financial statements and include all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of these periods. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in its Form 10-K for the fiscal year ended March 31, 2002. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of results to be expected for the entire year or any other period.

NOTE 2 --RECENT ACCOUNTING PRONOUNCEMENTS

   In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. This Statement retains many of the fundamental provisions of SFAS 121 and expands the scope of discontinued operations to include more disposal transactions. The adoption of SFAS 144 had no material impact on the Company's financial position, results of operations, and cash flows.

     In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. Earlier adoption is encouraged. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company anticipates that the adoption of SFAS 143 will not have a material impact on its financial statements.

   In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The Company anticipates that the adoption of SFAS 146 will not have a material impact on its financial statements.

NOTE 3 --SALE OF ASSETS TO PEOPLESOFT, INC. AND VOLUNTARY PETITION FOR REORGANIZATION RELIEF UNDER CHAPTER 11

   On December 12, 2001, Calico Commerce, Inc. executed an Asset Purchase Agreement with PeopleSoft, Inc., a Delaware corporation ("PeopleSoft") providing for the sale by the Company of its intellectual property and substantially all of its operating assets to PeopleSoft for $5.0 million in cash. Pursuant to the terms of the Asset Purchase Agreement ("the Agreement"), on December 14, 2001 (the "Petition Date"), Calico Commerce, Inc. (the "Debtor") filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California (the "Bankruptcy Court") under Case No. 01-56101 ("Chapter 11 Case"). On January 25, 2002, the Bankruptcy Court approved the sale of assets to PeopleSoft, and the sale closed on February 6, 2002. At the closing, the Company transferred the purchased assets to PeopleSoft and PeopleSoft paid to the Company the sum of $4.5 million. The remaining $500,000 of the purchase price will be held in escrow until August 31, 2002, to satisfy any potential claims that PeopleSoft may make under the Agreement.

   In connection with the sale of assets to PeopleSoft, the purchase price payable by PeopleSoft could have been reduced by $1.0 million if specified numbers of key employees did not accept and remain in employment positions with PeopleSoft. Accordingly, the Company established a retention program in the aggregate amount of $160,000, payable equally to 8 key employees, provided that they remained in PeopleSoft's employ for six months after the closing of the sale of assets to PeopleSoft. This commitment has been funded by the Company in an escrow account, and is included in restricted cash, with a corresponding balance in accrued liabilities on the accompanying condensed consolidated balance sheet at June 30, 2002. This amount is expected to be remitted to the 8 key employees by August 31, 2002.

   As a result of the sale to PeopleSoft, the Company no longer owns any intellectual property and few operating assets, does not intend to continue selling product, and is prohibited by the terms of the Asset Purchase Agreement with PeopleSoft from competing with PeopleSoft's operation of the business. In addition, the Company has a license from PeopleSoft to use the "Calico" name until December 31, 2002, and will thereafter change its name.

     The Debtor is currently operating as debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Code, provided, however, that as a result of the sale to PeopleSoft, the Company no longer has operating assets and will not continue to sell any products. Although the Chapter 11 Case does not include any of the subsidiaries of Calico Commerce (collectively, the "Non-Debtor Subsidiaries") (only the net realizable value of investments held by Calico Commerce, Inc. in the Non-Debtor Subsidiaries are included as assets in the Chapter 11 Case), the Company expects to windup, dissolve, or liquidate all of its subsidiaries. In addition, prior to filing the Chapter 11 Case, ConnectInc.com and FirstFloor Software, Inc., two of the Company's domestic subsidiaries, were merged into the Company and no longer exist as separate subsidiaries.

Consequences of the Chapter 11 Filing

   As a consequence of the bankruptcy filing, all pending claims and litigation against the Debtor are stayed automatically by Section 362 of the Bankruptcy Code, and absent further order of the Bankruptcy Court, no party may take any action to recover any pre-petition claims, enforce any lien against or obtain possession of any property from Calico. In addition, pursuant to Section 365 of the Bankruptcy Code, Calico may reject or assume pre-petition executory contracts and unexpired leases. Parties affected by the rejections of these contracts or leases may file claims with the Bankruptcy Court in accordance with the Chapter 11 reorganization process.

   Calico and the equity committee appointed in the bankruptcy proceeding have agreed to extend the period during which the Debtor shall have the exclusive right to propose a plan of reorganization in the bankruptcy proceeding to October 8, 2002. If Calico does not file a plan by October 8, 2002, or does not obtain acceptance of the plan by December 10, 2002, the equity committee may propose a plan of reorganization. Subject to approval of a motion filed by Calico to extend the exclusivity period, with respect to all persons other than the equity committee, if Calico does not file a plan by February 5, 2003, or files a plan by such date but does not obtain approval of the plan prior to April 7, 2003, other parties in interest may be permitted to propose their own plan or plans of reorganization for Calico.

   The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and the Company's stockholders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Case. Currently, subject to resolution of outstanding contingent claims, the Company believes that all known, non-disputed, non-contingent claims will be paid in full. However, the Company is subject to certain contingent liabilities as described in Note 8 below. Consequently, there is no assurance that there will be sufficient assets to satisfy the Debtor's pre-petition liabilities in whole. Under a plan of reorganization, pre-petition creditors could receive less than 100% of the face value of their claims. Although the Company expects that it will have excess assets after payment of liabilities, and that there is value for the Company's equity securities, because of the contingent claims, there is no assurance that the holders of the Company's equity securities will receive value for their interests. Until resolution of such claims, the Company may be unable to make a distribution to its equity securities, if at all. In addition, the Company has not yet determined what will be its proposed plan, whether it will liquidate and distribute all remaining assets after satisfaction of liabilities, or whether it will merge or combine with or be sold to another entity.

    As of June 30, 2002, the Company had $26.4 million of cash and cash equivalents. The Company expects that its cash on hand will provide sufficient funds to allow it to meet its post-petition debt and capital requirements, while a plan of reorganization is developed and considered. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Debtor and its subsidiaries) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, any cash management orders entered by the Bankruptcy Court concerning matters outside of the ordinary course of business, and obtaining confirmation of a plan of reorganization under the Bankruptcy Code. The consolidated financial statements contain no adjustments related to this uncertainty.

Background of Filing

   Prior to the sale of its intellectual property to PeopleSoft, the Company provided interactive selling software that enabled its customers to sell broad and complex product offerings through their different sales channels as well as direct to customers over the Internet. The products sold by the Company were Java and standards-based, and contained advanced configuration, recommendation and pricing technology that allowed the Company's customers to interact directly with users to create a web-based, guided selling experience that improved order accuracy, shortened sales cycles and resulted in improved customer satisfaction. Although applicable to a wide range of industries and markets, the Company historically focused on the telecommunications, financial services, retail, computer hardware and manufacturing industries. With its historical focus primarily in the e-commerce sector, the decline of the Company's performance over the previous eighteen months paralleled that of the economy generally. In January of 2001, the Company tried to respond to the decline by commencing a series of restructurings which substantially reduced its workforce; significantly reduced its use of contract labor; decreased its emphasis on international sales and marketing, resulting in the closure of several foreign sales offices; and reduced its office space and related assets. As revenues continued to dramatically decline and despite restructuring several times, profitability proved elusive, and additional capital was difficult to obtain, the Company concluded that its best course of action was to find a buyer for its products. On December 12, 2001, the Company executed an Asset Purchase Agreement with PeopleSoft, and on February 6, 2002, concluded the sale of its intellectual property and other operating assets to PeopleSoft for a purchase price of $5.0 million.

Financial Statement Presentation

   The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the bankruptcy filing, and the contingent liabilities described in Note 9 below, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtor-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company has sold substantially all of its operating assets. In connection with its plan of reorganization, the Company may liquidate or settle liabilities for amounts other than those reflected in the Condensed Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization.

   Should the Company at any time elect to pursue an orderly wind down and complete cessation of its business operations, upon necessary approvals, it will present its balance sheet under the liquidation basis of accounting, under which the accompanying unaudited condensed financial statements would include adjustments that reflect the effects on the recoverability and classification of assets or amounts, as well as the classification and amounts of liabilities of the Company's decision to pursue an orderly wind down. The liquidation basis of accounting requires the Company to accrue an estimate for all liabilities and related expenses to be incurred during the wind down period. Additionally, assets are stated at their net realizable value and liabilities are stated at their anticipated settlement amounts. The estimated net realizable value of assets represents management's best estimate of the recoverable value of the assets, net of selling expenses, and without consideration for the effect that the settlement of any litigation may have on the value of the assets. The assets are held at their net realizable value until they are sold or liquidated. Because the Company has sold substantially all of its assets, including most of its intellectual property, the Company believes that its long-lived assets included on the accompanying balance sheet at June 30, 2002 closely approximates the net realizable value of such remaining assets under the liquidation basis of accounting. Had the Company adopted the liquidation basis of accounting as of June 30, 2002, there likely would be additional adjustments recorded to reduce the carrying value of other current assets, as well as adjustments to accrue the estimated costs of liquidation.

   As reflected in the Condensed Consolidated Financial Statements, "Liabilities subject to compromise" refer to the Debtor's liabilities incurred prior to the commencement of the Chapter 11 Case. The amounts of the various liabilities that are subject to compromise are included in the financial statements set forth below (the "Condensed Combined Debtor-in-Possession Financial Statements"). These amounts represent the Company's estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Case. Such claims remain subject to future adjustment. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim, or other events. Payment terms for these amounts will be established in connection with the Chapter 11 Case.

     Pursuant to the Bankruptcy Code, schedules have been filed by Calico with the Bankruptcy Court setting forth the assets and liabilities of Calico. Calico is researching differences between amounts recorded by Calico and claims filed by creditors and expects to resolve any remaining differences as part of the Chapter 11 Case or in the plan of reorganization. All bar dates established by the Bankruptcy Court for the filing of proofs of claim against the Company have expired For most claims. As of June 30, 2002, the ultimate number and allowed amounts of such claims were not known as a result of certain contingent claims; excluding the contingent claims of $62.0 million, filed claims were approximately $4.5 million.

   The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages, salaries, benefits and other employee obligations and certain other pre-petition claims, the substantial portion of which has been paid as of June 30, 2002. The pre-petition liabilities that have been approved by the Bankruptcy Court to be paid are not included in "Liabilities subject to compromise" on the accompanying condensed consolidated balance sheets as of June 30, 2002.

   The liabilities subject to compromise in the condensed consolidated and condensed debtor-in-possession balance sheets consist of the following items at June 30, 2002:

Accounts payable and accrued expenses ............................   $     918
Estimated allowable claims for rejection of executory contracts ..         828
Estimated allowable claims for rejection of unexpired leases .....       2,924
Taxes payable ....................................................         526
                                                                     ---------
        Total liabilities subject to compromise ..................   $   5,196
                                                                     =========

   The Company has rejected certain leases and executory contracts as allowed by the Bankruptcy Code. For leases that the Company has rejected, the Company has recorded an accrual of $2.9 million for the estimated maximum amount of allowable claims under the Bankruptcy Code, which consists of estimated lease payments for 12 months from the filing for Chapter 11. The accrual is included in liabilities subject to compromise in the accompanying condensed consolidated and condensed debtor-in-possession balance sheets.

   The $192,000 for Chapter 11 related reorganization items in the condensed consolidated and condensed debtor-in-possession statements of operations consisted of approximately $183,000 of professional fees and $9,000 in fees paid to the U.S. Trustee for the three months ended June 30, 2002.

   In accordance with SOP 90-7, condensed debtor-in-possession financial statements of the Company are presented below. Such financial statements have been prepared on the same basis as the condensed consolidated financial statements and include investments in its subsidiaries at net realizable value and are presented as follows:



                              CALICO COMMERCE, INC.

             Condensed Debtor-in-Possession Statement of Operations
                    For the Three Months Ended June 30, 2002
                                 (In Thousands)
                                   (Unaudited)

                                                                            THREE
                                                                            MONTHS
                                                                          ENDED JUNE
                                                                          30, 2002
                                                                          ----------
Net revenue
Cost of net revenue
     Gross profit

Operating expenses:
    General and administrative .......................................    $      802
    Total operating expenses .........................................           802
                                                                          ----------
         Loss from operations ........................................          (802)
    Chapter 11 related reorganization items ..........................          (192)
    Net gain realized from long-term investments and intercompany
      balances .......................................................           134
    Other income/(expense), net ......................................           220
                                                                          ----------
         Loss before income taxes ....................................          (640)
   Income tax benefit ................................................            60
                                                                          ----------
         Net loss ....................................................    $     (580)
                                                                          ==========

                              CALICO COMMERCE, INC.

                  Condensed Debtor-in-Possession Balance Sheet
                                  June 30, 2002
                                 (In Thousands)
                                   (Unaudited)

                                                       JUNE 30,
                                                         2002
                                                      -----------
    ASSETS
    Current assets:
        Cash and cash equivalents ................    $    26,165
        Restricted cash ..........................            660
        Accounts receivable, net .................             --
        Other current assets .....................          1,853
                                                      -----------
            Total current assets .................         28,678
    Long-term investments ........................             40
    Restricted cash ..............................            600
    Property and equipment, net ..................             12
    Investments in Non-Debtor Subsidiaries .......             --
    Other assets .................................            184
                                                      -----------
                                                      $    29,514
                                                      ===========
    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
        Accounts payable .........................    $       338
        Accrued liabilities ......................            933
                                                      -----------
            Total current liabilities ............          1,271
    Liabilities subject to compromise ............          5,196

    Commitments and contingencies  (Note 9)

    Stockholders' equity:
        Preferred stock ..........................             --
        Common stock .............................             35
        Additional paid-in capital ...............        226,785
        Other comprehensive income ...............             16
        Accumulated deficit ......................       (203,789)
                                                      -----------
            Total stockholders' equity ...........         23,047
                                                      -----------
    Total liabilities and stockholders' equity ...    $    29,514
                                                      ===========

                              CALICO COMMERCE, INC.

             Condensed Debtor-In-Possession Statement of Cash Flows
                    For the Three Months Ended June 30, 2002
                                 (In Thousands)
                                   (Unaudited)

                                                                                  2001
                                                                                 -------
Cash flows from operating activities:
Net loss .......................................................................    (580)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ............................................      21
      Gain on disposal of assets ...............................................     (20)
      Net gain realized from long-term investments and intercompany balances ...    (133)
      Restriction of cash under asset sale escrow agreement ....................    (160)
Changes in assets and liabilities:
      Accounts receivable ......................................................       5
      Other current assets .....................................................     122
      Accounts payable .........................................................     152
      Accrued liabilities ......................................................      39
      Deferred revenue .........................................................
      Liabilities subject to compromise ........................................     (68)
                                                                                 -------
           Net cash used in operating activities ...............................    (622)
Cash flows from investing activities:
      Proceeds from sale of property and equipment .............................     205
      Net cash collected from fund Non-Debtor subsidiaries .....................     854
                                                                                 -------
           Net cash provided by investing activities ...........................   1,059
Net increase in cash and cash equivalents ......................................     437
Cash and cash equivalents at beginning of period ...............................  25,728
                                                                                 -------
Cash and cash equivalents at end of period ..................................... $26,165
                                                                                 =======

NOTE 4: REVENUE RECOGNITION

   The Company did not record any revenues during the three months ended June 30, 2002, nor does it expect to record any revenues in the foreseeable future. In addition, as a part of the sale of substantially all its assets to PeopleSoft in February 2002, PeopleSoft has agreed to support the most recent releases of Calico's products for up to one year, and accordingly, the Company ceased to recognize revenue on the amortization of deferred maintenance and support obligations (See Note 5).

   Historically, revenues were derived from software licenses and related services, which included implementation and integration, technical support, training and consulting and were recognized under the applicable provisions set forth under AICPA Statement of Position No. 97-2 ("SOP No. 97-11). For contracts with multiple elements, and for which vendor-specific objective evidence of fair value for the undelivered elements exists, revenue has been recognized for the delivered elements based upon the residual contract value as prescribed by Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions." All revenues reported for the three months ended June 30, 2001 were recognized in accordance with SOP No. 97-2 and SOP No. 98-9.


NOTE 5: PRE-FILING ACCOUNTS RECEIVABLE AND CUSTOMER SUPPORT OBLIGATIONS

   As part of the sale of assets to PeopleSoft, PeopleSoft assumed responsibility for the collection of certain accounts receivable of the Company through May 6, 2002, and remitted the proceeds to Calico. As of June 30, 2002, there remained $1.1 million of accounts receivable outstanding, which Calico continues to try to collect, and which is fully reserved on the accompanying balance sheet.

   In addition, PeopleSoft has agreed to support the most recent releases of the Company's products for up to one year for the contracts and customers transferred to PeopleSoft. This will provide most customers with support for the period and support level for which they originally contracted with the Company. In the quarter ended March 31, 2002, the Company reclassified the remaining amount of deferred revenue for these support obligations to other accrued liabilities, and ceased to recognize revenue on the amortization of these obligations. The Company periodically assesses actual and contingent liabilities surrounding these support obligations and adjusts the amount of the liability as appropriate. As of June 30, 2002, the total liability included on the consolidated balance sheet related to these obligations totaled approximately $149,000. Those support obligations which were not assumed by PeopleSoft, and which the Company intends to reject, were reclassified as liabilities subject to compromise.


NOTE 6: NET EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted net earnings per share for the periods indicated (in thousands, except per share amounts):


                                                                THREE MONTHS
                                                               ENDED JUNE 30,
                                                         ---------------------------
                                                            2002            2001
                                                         -----------     -----------
Numerator:
    Net income/(loss) ...............................    $      (837)    $    (8,525)

Denominator:
    Weighted average shares .........................         35,868          35,325
    Weighted average unvested shares of
        common stock subject to repurchase ..........             --            (250)
                                                         -----------     -----------
    Denominator for basic and diluted calculation ...         35,868          35,075
                                                         ===========     ===========
Net loss per share:
     Basic and diluted ..............................    $     (0.02)    $     (0.24)
                                                         ===========     ===========

NOTE 7: COMPREHENSIVE INCOME (LOSS)

Comprehensive income is defined as the change in equity during the period arising from transactions and other events and circumstances, excluding transactions resulting from investments by stockholders and distributions to stockholders. The primary difference between net loss and comprehensive income/(loss) for the Company arises from foreign currency translation adjustments and unrealized gains/(losses) on securities. As of June 30, 2002, accumulated other comprehensive loss totaled approximately $93,000.

NOTE 8: RELATED PARTY TRANSACTIONS:

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

   In March 2000, the Company advanced $450,000 to an employee for a home loan and received a note receivable which bears simple interest at a rate of 6.45%. The employee granted the Company a security interest in all of the employee's assets, including vested and unvested stock options granted to the employee and any proceeds from the sale of such options, to secure the note. The note was due November 30, 2000. During fiscal 2001, the maturity date on this note was extended to November 30, 2001. The individual was no longer employed by the Company as of February 2001. As of June 30, 2002, the note remains unpaid and outstanding, and the Company is continuing collection efforts.

   In July 2001, Mr. James B. Weil replaced Mr. Alan Naumann as the Company's Chief Executive Officer and Mr. Gary Sbona was appointed to the Board of Directors. In addition, the Company entered into an agreement with Regent Pacific Management Corporation ("Regent Pacific"), a management firm of which Mr. Sbona is the Chief Executive Officer and Mr. Weil is a principal, pursuant to which Regent Pacific has provided management services to the Company, including the services of Mr. Sbona and Mr. Weil, and other Regent Pacific personnel. The initial agreement had a 6 month term commencing July 2001 with a minimum cash compensation to Regent Pacific of $1.3 million for that period. As of December 31, 2001 the Company had recorded all $1.3 million of management fees related to this agreement. In December 2001, the Company amended the agreement with Regent Pacific to extend the noncancellable term of the agreement to May 2002, and in connection herewith, paid to Regent Pacific $750,000 as fees due for the noncancellable portion of the agreement. In addition, Mr. Gary Sbona was granted options to purchase 3,548,777 shares of the Company's Common Stock. Vesting on all of these options accelerated as a result of the sale to PeopleSoft, and these options are now fully vested and exercisable.

   In September of 1999, the Company entered into an agreement with Accenture to procure consulting services. Mr. Joel Friedman, a member of the Company's Board of Directors, is a director of this professional services company. Under this purchase agreement, the Company agreed to engage Accenture to provide a minimum of $1.0 million of consulting services over the following 18 month period, ending March 2001. The services provided to the Company were priced reflecting a customary discount from the provider's standard rates. As of June 30, 2002, there was $165,000 remaining under this purchase obligation. This amount is included in liabilities subject to compromise on the Company's balance sheet as of June 30, 2002.

   As a result of the sale to PeopleSoft, 1% of the purchase price payable by PeopleSoft, or $50,000, was paid to David Powell, Inc. as a bonus relating to services rendered by Mr. Leslie E. Wright, interim Chief Financial Officer of the Company during the quarter ended June 30, 2002. The services of Mr. Wright were provided to the Company under an agreement with David Powell, Inc. The term of this agreement expired in May 2002.

   Options granted under the Company's 2000 Non-officer Stock Option Plan are subject to acceleration upon a change of control of the Company. As a result of the sale to PeopleSoft, 25% of the options outstanding under this plan accelerated and became vested and exercisable. All options outstanding under the Company's stock option plans terminated if not assumed by PeopleSoft. Accordingly, immediately prior to the closure of the sale to PeopleSoft, options to purchase 543,345 shares of common stock were exercised at a weighted average exercise price of $0.175 per share, and options to purchase 2,064,406 shares were terminated and cancelled. Except for the options outstanding to Mr. Gary Sbona, the Company no longer has any options outstanding under its stock option plans.

NOTE 9: COMMITMENTS AND CONTINGENCIES:

   The Company leases office space for its current corporate headquarters under a month-to-month agreement. As part of its bankruptcy filing, the Company rejected certain of its leases as allowed by the Bankruptcy Code. Certain of the facility leases that the Company intends to reject had been previously exited and the estimated future sub-lease losses through the term of the leases were accrued under the restructuring plans. The Company recorded an accrual in the three-month period ended December 31, 2001, of $2.3 million for the estimated maximum amount of allowable claims under the Bankruptcy Code. The accrual is included in liabilities subject to compromise in the accompanying condensed consolidated balance sheets.

   Future minimum payments under non-cancelable operating leases by fiscal year, before and after giving effect to leases which the Company has rejected, are as follows (in thousands):


                                                                                ESTIMATED
                                                                                EFFECT OF          NET
                                                  MINIMUM        SUBLEASE       REJECTED         MINIMUM
YEAR                                              RENTALS        RENTALS         LEASES          RENTALS
----                                            -----------    -----------     -----------     -----------
2002 .......................................    $       720    $      (335)    $      (146)    $       239
2003 .......................................          2,867         (1,341)         (1,492)             34
2004 .......................................          2,687           (373)         (2,293)             21
2005 .......................................          2,661           (285)         (2,356)             20
2006 .......................................          1,190           (214)           (959)             17
                                                -----------    -----------     -----------     -----------
     Total minimum lease obligations .......    $    10,125    $    (2,548)    $    (7,246)    $       331
                                                ===========    ===========     ===========     ===========

LETTER OF CREDIT

   At June 30, 2002, the Company maintained a $600,000 letter of credit to collateralize the lease deposit on its corporate headquarters. As of June 30, 2002, this letter of credit was classified as long-term restricted cash on the accompanying balance sheet. The Company expects that the maximum amount of the allowable claim for rejection of the lease on its corporate headquarters will be offset against this letter of credit and its related security deposit of approximately $184,000, subject to approval by the Bankruptcy Court.

PURCHASE COMMITMENTS

   In September of 1999, the Company entered into an agreement with Accenture to procure consulting services. Mr. Joel Friedman, a member of the Company's Board of Directors, is a director of this professional services company. Under this purchase agreement, the Company agreed to engage Accenture to provide a minimum of $1.0 million of consulting services over the following 18 month period, ending March 2001. The services provided to the Company were priced reflecting a customary discount from the provider's standard rates. As of June 30, 2002 there was $165,000 remaining under this purchase obligation, which is included in liabilities subject to compromise on the accompanying balance sheet.

   In addition, the Company entered into an agreement with Regent Pacific Management Corporation ("Regent Pacific"), a management firm of which Mr. Sbona is the Chief Executive Officer and Mr. Weil is a principal, pursuant to which Regent Pacific will provide management services to the Company, including the services of Mr. Sbona and Mr. Weil, and other Regent Pacific personnel. The initial agreement had a 6 month term commencing July 2001 with a minimum cash compensation to Regent Pacific of $1.3 million for that period. As of December 31, 2001 the Company had recorded all $1.3 million of management fees related to this agreement. In December 2001, the Company amended the agreement with Regent Pacific to extend the noncancellable term of the agreement to May 2002, and in connection herewith, paid to Regent Pacific $750,000 as fees due for the noncancellable portion of the agreement. There are no additional amounts payable to Regent Pacific at June 30, 2002. Regent Pacific continues to provide management services to the Company under this agreement, which are covered by the $750,000 previously paid.

EMPLOYEE RETENTION PROGRAM

        In connection with the sale of assets to PeopleSoft, the purchase price payable by PeopleSoft could have been reduced by $1.0 million if specified numbers of key employees did not accept and remain in employment positions with PeopleSoft. Accordingly, the Company established a retention program in the aggregate amount of $160,000, payable equally to 8 key employees, provided that they remain in PeopleSoft's employ for six months after the closing of the sale of assets to PeopleSoft. This commitment is included in accrued liabilities as of June 30, 2002 on the Company's consolidated balance sheet, and is expected to be paid in full by August 31, 2002.

CONTINGENCIES

SECURITIES CLASS ACTIONS

        On or around March 27, 2001, a class action lawsuit was filed on behalf of all holders of Calico securities in the Southern District of New York against Calico, our former chief executive officer Alan Naumann, directors William Unger and Bernard Lacroute, and former director William Paseman, SDR Investors, LP v. Calico Commerce, Inc. et al., 01CIV 2601. Plaintiffs allege, among other things, that the investment banks which underwrote Calico's initial public offering of securities, and others, received commissions and made agreements which were not disclosed, but should have been disclosed in the initial public offering prospectus, and which affected the price of Calico securities. Plaintiffs attempt to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, and under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated by the Securities Exchange Commission. Other class action lawsuits on behalf of essentially the same putative class, making substantially the same allegations and making some or all of the same claims, have been filed in the same jurisdiction by different lawyers. Several of these lawsuits also name Calico's former chief financial officer Art Knapp. All of the Calico actions have been consolidated for pre-trial purposes before Judge Shira
A. Scheindlin, United States District Judge for the Southern District of New York, together with more than one thousand actions making virtually identical allegations against the same and additional investment banks, approximately 350 other issuers of securities which conducted initial public offerings in 1998-2000, and numerous individuals associated with such issuers. The consolidated litigation is known as the "Initial Public Offering Securities Litigation." Plaintiffs filed an amended class action complaint that makes substantially the same allegations against the individual defendants, but did not name Calico itself as a defendant, due to the existence of the automatic stay of the Chapter 11 Case. The individual defendants have filed a claim for indemnification against individual Calico in the Chapter 11 Case. No specific amount of damages is sought against the Calico defendants in the litigation, and no time has been set for the Calico defendants to respond to the complaints. The Company believes that the allegations against the individual Calico Defendants in the litigation are without merit, and intends to vigorously defend the litigation. On April 4, 2002, a proof of claim was filed against the Company with the Bankruptcy Court by the plaintiffs asserting a class action claim in excess of $62.0 million. The Company intends to object to this claim in the Chapter 11 Case.

NOTE 10:  RESTRUCTURING

   The following table lists the components of the Company's restructuring charges for the three months ended June 30, 2002 (in thousands):

                                                    EXCESS
                                                  FACILITIES
                                   EMPLOYEE          AND
                                     COSTS         EQUIPMENT        TOTAL
                                  -----------     -----------    -----------
Balance at March 31, 2002 ....             36              24             60
   Reserve utilized ..........            (36)             --            (36)
                                  -----------     -----------    -----------
Balance at June 30, 2002 .....    $        --     $        24    $        24
                                  ===========     ===========    ===========

NOTE 11:  GAIN ON DISPOSAL OF LONG-LIVED ASSETS

   During the three months ended June 30, 2002, the Company sold excess furniture and fixtures and computer equipment with a net book value of approximately $185,000 for proceeds of approximately $205,000, which were paid in July 2002 and included in other current assets on the June 30, 2002 balance sheet. The Company recorded a net gain of approximately $20,000 on the sale of those assets, which represented substantially all of the Company's remaining long-lived assets.

NOTE 12:  IMPAIRMENT OF LONG TERM INVESTMENTS

   During the three months ended June 30, 2002, the Company recorded an impairment charge of $120,000 against one of its long-term investments to reflect this investment at its estimated net realizable value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, identified by words such as "believes," "expects," "intends," "may," "will," and similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our forward-looking statements include statements about our future plans, operations, bankruptcy proposals and plan of reorganization. Our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth later in this section. The following discussion should be read in conjunction with our financial statements and related notes included elsewhere in this report, as well as our reports filed with the Securities and Exchange Commission.

OVERVIEW

    On December 12, 2001, we executed an Asset Purchase Agreement with PeopleSoft, Inc., a Delaware corporation ("PeopleSoft") providing for the sale of our intellectual property and substantially all our operating assets to PeopleSoft for $5.0 million in cash. Pursuant to the terms of the Asset Purchase Agreement, on December 14, 2001 (the "Petition Date"), we filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California (the "Bankruptcy Court") under Case No. 01-56101 ("Chapter 11 Case"). On January 25, 2002, the U.S. Bankruptcy Court approved the sale to PeopleSoft, and the sale closed on February 6, 2002. At the closing, we transferred the purchased assets to PeopleSoft and PeopleSoft paid to Calico the sum of $4.5 million. The remaining $500,000 of the Agreement, $500,000 of the purchase price has been held in escrow until August 31, 2002, to satisfy any potential claims that PeopleSoft may make under the Agreement.

    We are currently operating as debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Code, provided, however, that as a result of the sale to PeopleSoft, we no longer have operating assets and will not continue to sell any products. Although the Chapter 11 Case does not include any of our subsidiaries (collectively, the "Non-Debtor Subsidiaries") (only the net realizable value of investments held by Calico Commerce in the Non-Debtor Subsidiaries are included as assets in the Chapter 11 Case), we expect to windup, dissolve, or liquidate all of our subsidiaries. In addition, prior to filing the Chapter 11 Case, ConnectInc.com and FirstFloor Software, Inc., two of our domestic subsidiaries, were merged into Calico Commerce, Inc. and no longer exist as separate subsidiaries.

   Prior to our sale to PeopleSoft, we have historically derived revenues from software licenses and related services, which included implementation and integration, technical support, training and consulting and were recognized under the applicable provisions set forth under SOP 97-2 and SOP 98-9. All historical reported revenues have been recognized in accordance with these provisions.

   Historically, our operating expenses have been classified under three general categories: sales and marketing, research and development and general and administrative. We expect to continue to incur certain operating expenses until our bankruptcy proceeding is concluded. We expect that the substantial majority of these expenses will be general and administrative in nature, as we discontinued sales and marketing and research and development activities concurrent with our sale to PeopleSoft.

   For the three months ended June 30, 2002, we incurred a loss from operations of $836,000 and negative cash flows from operations of $301,000. As of June 30, 2002, we had an accumulated deficit of $203.6 million.

CONSEQUENCES OF THE CHAPTER 11 FILING

   As a consequence of the bankruptcy filing, all pending claims and litigation against Calico are stayed automatically by Section 362 of the Bankruptcy Code, and, absent further order of the Bankruptcy Court, no party may take any action to recover any pre-petition claims, enforce any lien against or obtain possession of any property from us. In addition, pursuant to Section 365 of the Bankruptcy Code, we may reject or assume pre-petition executory contracts and unexpired leases. Parties affected by the rejections of these contracts or leases may file claims with the Bankruptcy Court in accordance with the Chapter 11 reorganization process. We have filed motions to assume or reject substantially all of our pre-petition executory contracts and the bar dates to file claims arising from such rejection have all run. It is anticipated that any remaining executory contracts and unexpired leases will be assumed or rejected through the Company's plan of reorganization.

   Calico and the equity committee appointed in the Chapter 11 Case have agreed to extend the period during which Calico shall have the exclusive right to propose a plan of reorganization in the bankruptcy proceeding to October 8, 2002. If Calico does not file a plan by October 8, 2002, or does not obtain acceptance of the plan by December 10, 2002, the equity committee may propose a plan of reorganization. Subject to approval of a motion filed by Calico to extend the exclusivity period, with respect to all persons other than the equity committee, if Calico does not file a plan by February 5, 2003, or files a plan by such date but does not obtain approval of the plan prior to April 7, 2003, other parties in interest may be permitted to propose their own plan or plans of reorganization for Calico.

    The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and our stockholders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Case. Currently, subject to resolution of outstanding contingent claims, we believe that all known, non-disputed, non-contingent claims will be paid in full. However, we are subject to certain contingent liabilities as described in
Note 8 to the financial statements. Until resolution of such claims, Calico may be unable to make a distribution to its equity securities, if at all. Consequently, there is no assurance that there will be sufficient assets to satisfy our pre-petition liabilities in whole, or to make a distribution to stockholders, until after resolution of these contingent claims. Although we expect that we will have excess assets after payment of liabilities, and that there is value for Calico's equity securities, there is no assurance that the holders of the our equity securities will receive value for their interests. In addition, we have not yet finally determined what our proposed plan will be, whether we will liquidate and distribute all remaining assets after satisfaction of liabilities, or whether we will merge or combine with or be sold to another entity.

    As of June 30, 2002, we had $26.4 million of cash and cash equivalents. We expect that our cash on hand will provide sufficient funds to allow us to meet our post-petition debt and capital requirements, while a plan of reorganization is developed and considered. However, our ability to continue as a going concern (including our ability to meet post-petition obligations of Calico and its subsidiaries) and the appropriateness of using the going concern basis for our financial statements are dependent upon, among other things, any cash management orders entered by the Bankruptcy Court concerning matters outside of the ordinary course of business, and obtaining confirmation of a plan of reorganization under the Bankruptcy Code.

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

   As revenues continued to dramatically decline and despite restructuring several times, profitability proved elusive, and additional capital was difficult to obtain, we concluded that our best course of action was to find a buyer for our products. On December 12, 2001, we executed an Asset Purchase Agreement with PeopleSoft, and on February 6, 2002, concluded the sale of our intellectual property and other operating assets to PeopleSoft for a purchase price of $5.0 million.

CRITICAL ACCOUNTING POLICIES

   Our accompanying Condensed Consolidated Financial Statements have been prepared in accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the bankruptcy filing, and the contingent liabilities described in Note 9 to the Condensed Consolidated Financial Statements, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtor-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise permitted in the normal course of business, we have sold substantially all of our assets. In connection with our plan of reorganization, we may liquidate or settle liabilities for amounts other that those reflected in the Condensed Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence or plan of reorganization.

   Should we at any time elect to pursue an orderly wind down and complete cessation of our business operations, we will present our balance sheet under the liquidation basis of accounting, under which the accompanying unaudited condensed financial statements would include adjustments that reflect the effects on the recoverability and classification of assets or amounts, as well as the classification and amounts of liabilities of our decision to pursue an orderly wind down. The liquidation basis of accounting requires us to accrue an estimate for all liabilities and related expenses to be incurred during the wind down period. Additionally, assets are stated at their net realizable value and liabilities are stated at their anticipated settlement amounts. The estimated net realizable value of assets represents management's best estimate of the recoverable value of the assets, net of selling expenses, and without consideration for the effect that the settlement of any litigation may have on the value of the assets. The assets are held at their net realizable value until they are sold or liquidated. Because we have sold substantially all of our assets, including most of our intellectual property, we believe that our long-lived assets included on the accompanying balance sheet at June 30, 2002 closely approximates the net realizable value of such remaining assets under the liquidation basis of accounting. Had we adopted the liquidation basis of accounting as of June 30,

2002, there likely would be additional adjustments recorded to reduce the carrying value of other current assets, as well as adjustments to accrue the estimated costs of liquidation.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

REVENUE

   We recorded no revenues during the quarter ended June 30, 2002, as compared to revenues of $2.3 million in the quarter ended June 30, 2001. This decrease was a direct result of the sale to PeopleSoft in February 2002. As a result of this transaction, we do not expect to generate any additional revenues in the foreseeable future. As a part of the sale to PeopleSoft, PeopleSoft has agreed to support the most recent releases of Calico's products for up to one year and we ceased to recognize revenue on the amortization of the related deferred maintenance and support obligations.

COST OF REVENUE

   We recorded no cost of revenues during the quarter ended June 30, 2002, as compared to cost of revenues of $1.5 million in the quarter ended June 30, 2001. This decrease was a direct result of the sale to PeopleSoft in February 2002. As a result of this transaction, we do not expect to incur any additional cost of revenues from software licensing or support and maintenance in future periods. As a part of the sale to PeopleSoft, PeopleSoft has agreed to support the most recent releases of Calico's products for up to one year, and the Company ceased to recognize revenue on the amortization of it related deferred maintenance and support obligations.

OPERATING EXPENSES

   Sales and Marketing. We incurred no sales and marketing expenses in the quarter ended June 30, 2002, as compared $3.6 million in the quarter ended June 30, 2002. This decrease was a direct result of the sale to PeopleSoft in February 2002, and our Chapter 11 filing in December 2001.

   Research and Development. We incurred no research and development expenses in the quarter ended June 30, 2002, as compared to $2.6 million in the same quarter of fiscal 2002. This decrease was a direct result of the sale to PeopleSoft in February 2002, and our Chapter 11 filing in December 2001.

   General and Administrative. General and administrative expenses decreased to $836,000 in the quarter ended June 30, 2002 from $2.4 million in the comparable quarter in fiscal 2002. General and administrative expenses decreased in absolute dollars in fiscal 2002 due to a decrease in the number of administrative personnel and personnel-related costs. We expect general and administrative costs to continue to decline significantly as a result of our sale to PeopleSoft and reductions in personnel to one employee.

   Restructuring. During the quarter ended June 30, 2001 we undertook our second restructuring designed to reduce operating expenses. In connection with this restructuring, we reduced our workforce by another 77 employees, who were employed in all functional areas of Calico. All employees were notified of their terminations during the quarter that ended June 30, 2001. The total amount of the restructuring charge was $710,000 comprised entirely of employee-related expenses for employee terminations and entirely cash-related charges.

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

   In connection with the sale to PeopleSoft, approximately 40 of our employees became employees of PeopleSoft, leaving us with approximately 5 employees to perform the remaining tasks necessary to conclude our bankruptcy proceedings and other administrative matters. In anticipation of this sale and the pending Bankruptcy filing, we further reduced our workforce by approximately 9 full-time positions in December 2001.

The total amount of the related restructuring charge was approximately $248,000 during the quarter ended December 31, 2002, all of which consisted of employee-related expenses for employee terminations. During the quarter ended June 30, 2002, we incurred costs totaling approximately $36,000 related to the restructuring, all of which were cash-related. By June 30, 2002 we had reduced our workforce down to one employee as appropriate going forward consistent with administration of our Chapter 11 case and proposal and confirmation of our plan of reorganization. The remaining reserve for this restructuring is approximately $24,000 which is included in accrued liabilities.

   The following table lists the components of restructuring charges and reserve balances at each quarter end since March 31, 2001:

                                                                        EXCESS
                                                                       FACILITIES
                                                       EMPLOYEE           AND
                                                         COSTS         EQUIPMENT         TOTAL
                                                      -----------     -----------     -----------
Balance at March 31, 2001 ........................    $       217     $       588     $       805
   Adjustment to reserve .........................            (37)             (6)            (43)
   Reserve established, April restructuring ......            753              --             753
   Reserve utilized ..............................           (777)           (185)           (962)
                                                      -----------     -----------     -----------
Balance at June 30, 2001 .........................    $       156     $       397     $       553
   Adjustment to reserve .........................           (121)             --            (121)
   Reserve established, July restructuring .......            985             162           1,147
   Reserve utilized ..............................           (875)            (57)           (932)
                                                      -----------     -----------     -----------
Balance at September 30, 2001 ....................    $       145     $       502     $       647
   Adjustment to reserve .........................            (27)             --             (27)
   Adjustment for rejected leases ................             --            (351)           (351)
   Reserve established, December restructuring ...            248              --             248
   Reserve utilized ..............................           (225)            (95)           (320)
                                                      -----------     -----------     -----------
Balance at December 31, 2001 .....................    $       141     $        56     $       197
   Adjustment to reserve .........................            (23)             13             (10)
   Reserve utilized ..............................            (82)            (45)           (127)
                                                      -----------     -----------     -----------
Balance at March 31, 2002 ........................    $        36     $        24     $        60
   Reserve utilized ..............................            (36)             --             (36)
                                                      -----------     -----------     -----------
Balance at June 30, 2002 ........................            $--     $        24     $        24
                                                      ===========     ===========     ===========

CHAPTER 11 RELATED REORGANIZATION ITEMS

   The accompanying condensed consolidated financial statements have been prepared in accordance with SOP 90-7. SOP 90-7 requires charges, including professional fees, realized gains and losses and provisions for losses resulting from the reorganization and restructuring of the business due to our bankruptcy filing to be reported separately. Included in reorganization items for the quarter ended June 30, 2002 are professional fees of approximately $183,000 and fees to the U.S. Trustee of $9,000.

IMPAIRMENT OF LONG TERM INVESTMENTS

   During the three months ended June 30, 2002, we recorded an impairment charge of $120,000 against one of our long-term investments to properly reflect this investment at its estimated net realizable value.

INTEREST AND OTHER INCOME/(EXPENSE)

   Interest and other expense, net, was $248,000 in the quarter ended June 30, 2002, an increase over net other income of $130,000 in the same quarter of fiscal 2002. This increase is primarily due to a $71,000 gain on currency exchange during the quarter ended June 30, 2002, as compared to a loss of $79,000 in the same quarter of fiscal 2002, as well as a $20,000 gain on sale of property and equipment during the quarter ended June 30, 2002 as compared to a loss of $44,000 in the same quarter of fiscal 2002. This increase was offset in part by a decrease in interest income resulting from lower average invested cash balances during the quarter ended June 30, 2002.

INCOME TAXES

   We have incurred operating losses for all periods from inception through June 30, 2002, and therefore have not recorded a provision for federal or state income taxes. We have not generated revenues in foreign locales during fiscal 2003. Accordingly, we have not recorded a provision for international income taxes. In the quarter ended June 30, 2002 we recorded a net reduction to the provision for income taxes of $63,000, primarily attributed to an adjustment of foreign tax obligations in Japan. We are in the process of liquidating and closing down all of our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

   As of June 30, 2002, we had $26.4 million of cash and cash equivalents, compared with $26.5 million of cash and cash equivalents as of March 31, 2002. The decrease in cash and cash equivalents is largely attributed to cash used to fund operations during the quarter ended June 30, 2002. We expect cash and cash equivalents to decrease in the next quarter and beyond, as we have ceased operations, are generating no revenue and we expect cash used in operating and investing activities to continue to be greater than cash provided by financing activities.

   Cash used in operating activities was $301,000 for the three months ended June 30, 2002, primarily from net losses decreases in accrued liabilities and accounts payable, offset by a decrease in accounts receivable related to collections on several foreign receivables balances. This compares to cash used in operating activities of $10.4 million for the three months ended June 30, 2002, primarily from net losses, net of non-cash expenses including depreciation, amortization and stock compensation, in addition to significant decreases in accrued liabilities, and offset in part by collections on accounts receivable.

   Net cash provided by investing activities was $205,000 for three months ended June 30, 2002, related to net proceeds from the sale of property and equipment. This compares to net cash provided by investing activities for the three months ended June 30, 2001 of $7.7 million, attributed primarily to sales and maturities of investments.

   There was no cash used or generated from financing activities for the three months ended June 30, 2002. Financing activities used $298,000 during the three months ended June 30, 2001, primarily as a result of payments on debt and leases.

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

    Currently, subject to resolution of outstanding contingent claims, we believe that all known, non-disputed, non-contingent claims will be paid in full. However, we are subject to certain contingent liabilities as described in
Note 8 to the financial statements. Consequently, there is no assurance that there will be sufficient assets to satisfy our pre-petition liabilities in whole. Under a plan of reorganization, pre-petition creditors could receive less than 100% of the face value of their claims. Although we expect that we will have excess assets after payment of liabilities, and that there is value for our equity securities, there is no assurance that the holders of our equity securities will receive value for their interests. Until resolution of such claims, we may be unable to make a distribution to its equity securities, if at all. In addition, we have not yet determined what our proposed plan will be, whether we will liquidate and distribute all remaining assets after satisfaction of liabilities, or whether we will merge or combine with or be sold to another entity. It is not possible to predict the outcome of the Chapter 11 Case, the terms and provisions of any plan of reorganization, or the effect of the Chapter 11 reorganization process on the claims of our creditors or the interests of our equity security holders.


RECENT ACCOUNTING PRONOUNCEMENTS

   In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. This Statement retains many of the fundamental provisions of SFAS 121 and expands the scope of discontinued operations to include more disposal transactions. The adoption of SFAS 144 had no material impact on our financial position, results of operations, and cash flows.

   In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. Earlier adoption is encouraged. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We do not anticipate that the adoption of SFAS 143 will have a material impact on our financial statements.

   In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. SFAs 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 also established that fair value is the objective for the initial measurement of the liability. We do not anticipate that the adoption of SFAS 146 will have a material impact on our financial statements.


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

AS A RESULT OF OUR BANKRUPTCY FILING, OUR STOCKHOLDERS MAY NOT REALIZE VALUE FOR THEIR SHARES.

   On December 14, 2001, we filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, we are presently operating our business as a debtor-in-possession.

   Currently, neither we nor our creditors have proposed a plan of reorganization and there can be no assurance that the Bankruptcy Court will confirm any plan of reorganization that we or our creditors or our equity committee may propose. As provided by the Bankruptcy Code, we initially have the exclusive right to propose a plan of reorganization for 120 days following the filing of our Chapter 11 petition. We previously obtained an order from the Bankruptcy Court extending our exclusive rights to file a plan. In connection with this order, we entered into two separate stipulations with the Equity Committee established in the bankruptcy case that provided extensions of the exclusivity periods as to the Committee. We have recently filed a motion to further extend the exclusivity periods and have entered into a third stipulation for a further extension of the exclusivity periods as to the Equity Committee. A f we fail to file a plan of reorganization during such period or any extension thereof as approved by the Bankruptcy Court, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Case may be permitted to propose their own plan or plans of reorganization. The failure to have a plan of reorganization approved by the Bankruptcy Court could result in a liquidation of our remaining assets, consisting predominantly of our cash, cash equivalents, equity investments and corporate shell. Furthermore, there can be no assurance that there will be any improvement in our financial condition or results of operations upon consummation of a plan of reorganization, or that sufficient assets will remain to repay creditors or to make a distribution to stockholders During the Chapter 11 Case, we have incurred, and will continue to incur, significant costs associated with the reorganization, including, but not limited to, professional fees and other cash demands typical in bankruptcy proceedings. These costs, which are being expensed as incurred, are expected to significantly affect our results of operations and decrease assets available for use in the reorganization. Further, we may incur unanticipated expenses and liabilities associated with the bankruptcy.

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


WE HAVE A HISTORY OF LOSSES, WE HAVE SOLD ALL OF OUR PRODUCTS AND ASSOCIATED ASSETS TO OTHER COMPANIES, AND DO NOT EXPECT TO GENERATE FUTURE REVENUES.

    Since inception, we have funded our business primarily through selling our stock, not from cash generated by our business. With the exception of the third and fourth quarters of fiscal 2002, we have incurred quarterly and annual losses in each of the seven years since we were formed. We incurred net operating losses of $837,000 for the three months ended June 30, 2002.

   We have sold all of our intellectual property, trademarks, tradenames, patents, copyrights, and associated assets, including the intellectual property related to our products, and we have scaled back our business to only very limited administrative functions. Our sole source of income is anticipated to be interest income earned on the cash realized from the sale of our operating assets and, potentially, proceeds from the sale of remaining tangible assets, and returns that may be generated from our limited equity investments in generally high-risk technology start-up companies. There can be no assurance that this income will be sufficient to cover our administrative costs and other costs, such as ongoing litigation and the winding down of our international subsidiaries. We may have insufficient cash to satisfy all of the claims of our creditors or to make a distribution to stockholders, or to reorganize and merge our company with an existing business

OUR ABILITY TO CONTINUE AS A "GOING CONCERN" IS UNLIKELY.

   The accompanying condensed consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates continuity of operations, timely payment for services by customers, control of operating costs and expenses and the realization of asset sales and liquidation of liabilities and commitments. While we expect that our cash on hand will provide sufficient funds to allow us to meet our pre- and post-petition debt, operating expenses and capital requirements while a plan of reorganization is developed and considered, the bankruptcy filing and related circumstances, and the sale of substantially all of our operating assets, raise substantial doubt about our ability to continue as a going concern. The appropriateness of reporting on a going concern basis is dependent upon, among other things, the availability of sufficient capital to meet expenses, confirmation of a plan of reorganization, future profitable operations, customer and employee retention and the ability to generate sufficient cash from operations and financing sources to meet our obligations as they become due. We have assumed all of the foregoing. However, our ability to survive the bankruptcy and emerge as a going concern is contingent on our sale to, or merger or combination with, another company, or identification of another product or business in which to invest, and there is no assurance that we will undertake these actions. We may well liquidate the company instead. Without a sale to, or merger or combination with, another company, we would likely file a plan of reorganization that provides for our liquidation and distribution of assets. Should some or all of our assumptions prove to be unfounded or prove to be untrue in the future, our results of operations and financial condition will be adversely affected, and any future accounts will be presented under the liquidation basis of accounting.


WE ARE NO LONGER LISTED ON THE NASDAQ NATIONAL MARKET AND THE MARKET IN OUR STOCK MAY NOT CONTINUE

   In July 2001 our common stock was delisted from the Nasdaq National Market. Our common stock is quoted on the Nasdaq Over-the-Counter (OTC) bulletin board quotation service. This has reduced the market and liquidity of our common stock and consequently may adversely affect the ability of our stockholders and brokers/dealers to purchase and sell our shares in an orderly manner or at all. The volume of trading in our stock has continued to decline since our bankruptcy filing. Trading in our common stock through market makers and quotation on the OTC Bulletin Board entails other risks. Due in part to the decreased trading price of our common stock and reduced analyst coverage, the trading price of our common stock may change quickly, and market makers may not be able to execute trades as quickly as they could when the common stock was listed on the Nasdaq National Market. Although trading continues, if the plan of reorganization provides for liquidation of the company, the plan will set forth the date on which stockholders of record will be entitled to any distribution. In such an event, trading in our stock will be suspended after such date.

PENDING LITIGATION COULD CAUSE US TO INCUR INCREASED COSTS AND RESULT IN A COSTLY JUDGMENT OR SETTLEMENT AGAINST US.

   Since March 2001, various of our stockholders have filed class action lawsuits against us, certain of our current and former directors and officers and certain underwriters of our initial public offering of Common Stock in October 1999. The complaints, which have been consolidated, alleged generally that we and other named defendants failed properly to disclose certain underwriting arrangements or terms in connection with our initial public offering, which resulted in the manipulation of the price of our Common Stock. Plaintiffs filed an amended class action complaint that makes substantially the same allegations against the individual Calico defendants, but did not name Calico itself as a defendant, due to the existence of the automatic stay of the Chapter 11 Case. The lawsuits seek an unspecified amount of damages and are based on transactions in Calico common stock generally between October 1999 and June 2000. The uncertainty associated with these substantial, unresolved lawsuits could seriously harm our business and financial condition. The continued defense of these lawsuits against the individual defendants also could result in the diversion of resources. Negative developments with respect to the lawsuits could cause our stock price to decline significantly. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the defense and resolution of these lawsuits, by settlement of otherwise, the size of any such payments could seriously harm our financial condition and result in decreased distributions to creditors and stockholders. On April 4, 2002, a Proof of Claim was filed with the Bankruptcy Court by the Plaintiffs, asserting a class action claim in excess of $62.0 million. We intend to object to this claim in the Bankruptcy Case; however, we are unable to estimate the possible range of damages that could be awarded as a result of the lawsuits. We maintain directors and officers insurance applicable to the lawsuits, but there can be no guarantee that the proceeds of such insurance will be available for defense fees and costs, or payment of any settlement or judgment in the lawsuits. We are also contractually committed to indemnify officers and directors for losses they may incur in defense, settlement, or judgement of such suit. We have not set aside any financial reserves relating to potential damages associated with these lawsuits. Because the lawsuit represents a disputed, contingent, unliquidated claim, we may be unable to confirm a plan of reorganization until resolution of the lawsuit, or may have to set aside a reserve of some or all of the cash that would otherwise be available to satisfy claims of creditors or distributed to stockholders, resulting in a reduced or delayed distribution, or eliminate such distribution in its entirety.

OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE AND HAS EXPERIENCED A SIGNIFICANT DECLINE, AND MAY CONTINUE TO BE VOLATILE AND DECLINE.

   The trading price of our common stock has fluctuated widely in the past and is expected to continue to do so in the future, as a result of a number of factors, many of which are outside our control. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, and that have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations has adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Current pending securities class action litigation could result in substantial costs and a diversion of our management's attention and resources. Our common stock reached a high of $2.53 during the year ended March 31, 2002 and traded as low as $0.28 during the three months ended June 30, 2002.

SOME OF OUR INVESTMENTS IN PORTFOLIO COMPANIES HAVE LOST VALUE OR MAY BE
IMPAIRED.

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

    The market valuations of technology companies have been highly volatile in recent years, and in the most recent year those market valuations have generally trended downward. Because of this downward trend, we have in the past incurred charges for the impairment of values of our investments, and may incur similar charges in future periods.

WE MAY EXPERIENCE INCREASING DIFFICULTY COLLECTING AMOUNTS DUE FROM OUR
CUSTOMERS.

    Although PeopleSoft had, under the terms of our asset purchase agreement and the servicing agreement entered into pursuant thereto, agreed to collect our outstanding accounts receivable and transmit collections to us for a period of time ending May 6, 2002, certain accounts receivable were not collected by PeopleSoft and we may be unable to collect any of the outstanding accounts receivable. With the recent economic slow down and the down turn in the market for products and services offered by our customers, many of these customers are forecasting that their revenue for the foreseeable future will be lower than anticipated, and some customers have experienced or are likely to experience serious cash flow problems and even bankruptcy. Economic conditions affecting our customers could cause customers to become unable or unwilling to pay us in a timely manner, or at all, for products and services that we have provided them. These customers may also use our bankruptcy filing, sale to PeopleSoft and termination of relations with the customer as a reason to withhold payment on outstanding accounts receivable. We have established allowances that we believe are sufficient to cover losses due to bad debts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

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

EQUITY INVESTMENTS RISK

   We have also invested in a small number of privately held companies, almost all of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. Our investments are carried at cost unless a decline in the value of the investment occurs, and at such time the investment is written down to its estimated fair value. Investments in privately held Companies at June 30, 2002 aggregated $40,000 and are included in long-term investments in the accompanying condensed consolidated balance sheets. We monitor these investments for changes in value, including impairment, by reference to factors such as the companies' technology, product launch, funding and liquidity.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


   On December 14, 2001 we filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California under Case No. 01-56101 and an order for relief was entered by the Bankruptcy Court. The filing is intended to allow us to remain in possession of our assets and properties, and our existing directors and officers will continue to oversee operation of our business as a debtor-in-possession, subject to supervision and orders of the Bankruptcy Court of matters outside the ordinary course of business. As a result of the Chapter 11 filing, claims against us are subject to an automatic stay. No creditors' committee has been formed in the case by the Office of the United States Trustee based on its view that, in a case that appears to be a surplus case, a committee of equity security holders is more appropriate. On January 15, 2002 the U.S. Trustee appointed a committee to represent the interests of our equity holders. On December 28, 2001 we filed with the United States Bankruptcy Court a schedule of our assets, liabilities, income, expenditures, and lists of our executory contracts, and unexpired leases, all as required by Bankruptcy Rule 1007(b). A list of the Debtor's equity security holders was filed with the Bankruptcy Court on December 14, 2001.

   On or around March 27, 2001, a class action lawsuit was filed on behalf of all holders of Calico securities in the Southern District of New York against Calico, our former chief executive officer Alan Naumann, directors William Unger and Bernard Lacroute, and former director William Paseman, SDR Investors, LP v. Calico Commerce, Inc. et al., 01CIV 2601. Plaintiffs allege, among other things, that the investment banks which underwrote Calico's initial public offering of securities, and others, received commissions and made agreements which were not disclosed, but should have been disclosed in the initial public offering prospectus, and which affected the price of Calico securities. Plaintiffs attempt to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, and under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated by the Securities Exchange Commission. Other class action lawsuits on behalf of essentially the same putative class, making substantially the same allegations and making some or all of the same claims, have been filed in the same jurisdiction by different lawyers. Several of these lawsuits also name Calico's former chief financial officer Art Knapp. All of the Calico actions have been consolidated for pre-trial purposes before Judge Shira
A. Scheindlin, United States District Judge for the Southern District of New York, together with more than one thousand actions making virtually identical allegations against the same and additional investment banks, approximately 350 other issuers of securities which conducted initial public offerings in 1998-2000, and numerous individuals associated with such issuers. The consolidated litigation is known as the "Initial Public Offering Securities Litigation." No specific amount of damages is sought against the Calico defendants in the litigation, and no time has been set for the Calico defendants to respond to the complaints. Plaintiffs filed an amended class action complaint that makes substantially the same allegations against the individual defendants, but did not name Calico itself as a defendant, due to the existence of the automatic stay of the Chapter 11 Case. The individual defendants have filed a claim for indemnification against Calico in the Chapter 11 Case. The remaining Calico defendants recently moved to dismiss all claims against them in the litigation, but a decision on the motions to dismiss is not expected before September 2002. Calico believes that the allegations against the Calico Defendants in the litigation are without merit, and intends to vigorously defend the litigation. On April 4, 2002, a Proof of Claim was filed against Calico with the Bankruptcy Court by the Plaintiffs asserting a class action claim of in excess of $62 million. The Company intends to object to this claim in the Chapter 11 Case.

   On June 16, 2000, Calico demanded that BigMachines.com make payments due under its March 2000 license and service agreements between BigMachines.com and Calico, and cease and desist from improperly using Calico's name and trademarks. Calico claims that $1,030,315 is due under the license and service agreements, including late fees, and seeks an unknown amount in damages from improper use of Calico's name and marks. BigMachines.com has denied that amounts are due to Calico, and has asserted that Calico made improper use of BigMachines.com's name and trademarks. On September 12, 2001 BigMachines and Calico unsuccessfully participated in a mediation in an attempt to resolve this dispute. Despite the Company's best efforts, BigMachines and Calico were unable to come to a mutually agreeable settlement to this dispute. Calico is currently assessing its legal options, and intends to aggressively pursue collections efforts against BigMachines. Calico has not yet filed suit against BigMachines. Calico was informed that on June 27, 2001 BigMachines filed an action against Calico in the Superior Court of San Mateo County alleging causes of action for fraud, rescission, negligent misrepresentation, and breach of contract. Calico was never served with this summons or complaint in this action prior to the filing of the Company's petition pursuant to Chapter 11 of the Bankruptcy Code. On March 4, 2002 Calico filed and served a Complaint in the United States Bankruptcy Court Adversary Proceeding Number 02-5064. On April 8, 2002 Calico was served with BigMachines' Answer and Counterclaim for Rescission, Fraud, Negligent Misrepresentation and Breach of Contract. Settlement negotiations between Calico and BigMachines continue. Calico and BigMachines have agreed to mediate this matter through the Bankruptcy Dispute Resolution Program. Calico intends to aggressively prosecute its affirmative claims against BigMachines, and will vigorously defend against those claims made by BigMachines against Calico.

   On August 17, 2001 the Company made a demand for payment of $357,870 from Motorola, Inc. for amounts passed due on a Professional Services Agreement and a September 19, 2000 letter agreement between the Company and Motorola. Motorola and the Company engaged in preliminary negotiations regarding this sum, from which no significant settlement prospects emerged.

   Calico has initiated litigation against a former employee in connection with an outstanding promissory note. On March 2, 2000 the Company issued a loan of $450,000 to an employee. Pursuant to a promissory note and security agreement executed contemporaneously with the loan, the repayment on the loan was to occur on or before November 30, 2000. The individual ceased employment thereafter, and the Company has not received repayment on the outstanding loan. On or about March 15, 2002, Calico filed and served a complaint in the Bankruptcy Court as Adversary Proceeding No. 02-5111 against Mr. and Mrs. Steven Leahy, which was answered by the Leahys. The matter is being transferred to the U.S. District Court for the Northern District of California by Stipulation. Calico intends to aggressively pursue its claim against Mr. and Mrs. Leahy as well as their assets.



ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable

ITEM 5. OTHER INFORMATION

   Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    3.1(1) Certificate of Incorporation

    3.2(1) Bylaws

    99.1   Certification by Chief Executive Officer and Principal
           Financial Officer
   -------

(1) Incorporated herein by reference to Calico's Registration Statement on Form S-1, as amended (File No. 333-82907)

(b) Reports on Form 8-K

    Not applicable

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2002             /s/ James B. Weil
                                  ----------------------------------------------
                                  James B. Weil
                                  President & Chief Executive Officer
                                  (Duly authorized officer and Principal
                                   Financial Officer)

                                 EXHIBIT INDEX
                                 -------------

   Exhibit
   Number      Description
   --------    -----------
    3.1(1)     Certificate of Incorporation

    3.2(1)     Bylaws

    99.1       Certification by Chief Executive Officer and Principal
               Financial Officer

----------
(1) Incorporated herein by reference to Calico's Registration Statement on Form S-1, as amended (File No. 333-82907)