Form 10-Q
period 2002-09-30
CALICO COMMERCE INC/
filed 2002-11-22
CIK 1081154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED
SEPTEMBER 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-27431

CALICO COMMERCE, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	77-0373344

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

PMB #624, 1325 HOWARD AVENUE BURLINGAME, CALIFORNIA	94010

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(408) 975-7400
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS

(1) YES [X]    NO [   ]

(2) YES [X]    NO [   ]

AS OF NOVEMBER 15, 2002 THERE WERE 35,868,280 SHARES OF THE REGISTRANT’S COMMON STOCK OUTSTANDING.

CALICO COMMERCE, INC. AND SUBSIDIARIES

FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2002

CALICO COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

On December 14, 2001, Calico Commerce (the “Debtor”) filed a voluntary petition for relief (the “Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). Please see Note 3 of the Notes to the Condensed Consolidated Financial Statements.

	September 30,	March 31,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$27,181	$26,536
Restricted cash	—	500
Accounts receivable, net	—	380
Other current assets	1,000	1,991

Total current assets	28,181	29,407
Long-term investments	25	160
Restricted cash	—	600
Property and equipment, net	—	218
Other assets	—	190

	$28,206	$30,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$662	$203
Accrued liabilities	509	1,058

Total current liabilities	1,171	1,261
Liabilities subject to compromise	4,411	5,264

	5,582	6,525

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock	—	—
Common stock	35	35
Additional paid-in capital	226,785	226,785
Other comprehensive loss	(92)	(44)
Accumulated deficit	(204,104)	(202,726)

Total stockholders’ equity	22,624	24,050

Total liabilities and stockholders’ equity	$28,206	$30,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALICO COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

On December 14, 2001, Calico Commerce (the “Debtor”) filed a voluntary petition for relief (the “Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). Please see Note 3 of the Notes to the Condensed Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	September 30, 2002		September 30, 2002

	2002	2001	2002	2001

Net revenue:
License	$—	$555	$—	$1,673
Services	—	816	—	1,958

Total net revenue	—	$1,371	—	$3,631

Cost of net revenue:
License	—	66	—	190
Amortization of purchased technology	—	—	—	—
Services	—	533	—	1,889

Total cost of net revenue	—	599	—	2,079

Gross profit	—	772	—	1,552

Operating expenses:
Sales and marketing	—	1,312	—	4,875
Research and development	—	1,487	—	4,110
General and administrative	438	1,956	1,248	4,350
Impairment and loss on disposal of long-lived assets	—	1,608	—	1,608
Restructuring and other activities	—	1,026	—	1,736
Other tax expense (benefit)	238	(16)	264	(16)

Total operating expenses	676	7,373	1,512	16,663

Loss from operations	(676)	(6,601)	(1,512)	(15,111)
Chapter 11 related reorganization items	(95)	—	(287)	—
Impairment of long-term investments	(15)	—	(135)	—
Interest and other income, net	90	195	338	325

Income (loss) before taxes	(696)	(6,406)	(1,596)	(14,786)
Benefit for income taxes	155	150	218	5

Net income (loss)	$(541)	$(6,256)	$(1,378)	$(14,781)
Other comprehensive income (loss):
Unrealized gain on investments	—	4,809	—	4,300
Reclassification adjustment for gains included in net income (loss)	—	—	—	(11)
Foreign currency translation adjustments	—	(13)	(48)	10

Comprehensive income (loss)	$(541)	$(1,460)	$(1,426)	$(10,482)

Net income (loss) per share:
Basic and diluted loss per share	$(0.02)	$(0.18)	$(0.04)	$(0.42)

Weighted average shares	35,868	35,154	35,868	35,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALICO COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

On December 14, 2001, Calico Commerce (the “Debtor”) filed a voluntary petition for relief (the “Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). Please see Note 3 of the notes to the Condensed Consolidated Financial Statements.

	Six Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(1,378)	$(14,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21	1,120
Amortization of unearned compensation	—	7
Provision for doubtful accounts	(8)	—
Loss/(gain) on disposal of assets	(20)	753
Loss on impairment of investments	135	—
Impairment of long-lived assets	—	985
Release of cash restriction under asset sale escrow agreement	500	—
Forgiveness of stockholder notes receivable	—	591
Changes in assets and liabilities:
Accounts receivable	388	1,626
Other assets	1,181	855
Accounts payable	459	(1,134)
Accrued liabilities	(549)	(6,920)
Deferred revenue	—	(198)
Other liabilities	—	34
Liabilities subject to compromise	(253)	—

Net cash provided by (used in) operating activities	476	(17,062)
Cash flows from investing activities:
Purchases of property and equipment	—	(221)
Proceeds from sale of property and equipment	217	83
Sale of securities	—	—
Purchases of short-term investments	—	(4,800)
Release of restricted cash to cash equivalents	—	200
Maturity of short-term investments	—	17,905
Acquisition, net of cash acquired	—	—

Net cash provided by investing activities	217	13,167

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	19
Common stock repurchases	—	(19)
Proceeds from repayments of stockholder notes receivable	—	10
Proceeds from issuance of notes payable	—	—
Restriction of cash for collateral of notes payable	—	(500)
Release of restricted cash collateral	—	—
Repayments of notes payable	—	(549)
Principal payments under capital lease obligations	—	(64)

Net cash provided by (used in) financing activities	—	(1,103)

Effect of foreign exchange on cash	(48)	9

Net increase (decrease) in cash and cash equivalents	645	(4,989)
Cash and cash equivalents at beginning of period	26,536	8,354

Cash and cash equivalents at end of period	$27,181	$3,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALICO COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The unaudited interim condensed consolidated financial statements include the accounts of Calico Commerce, Inc. and its wholly owned subsidiaries (collectively, the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying condensed consolidated financial statements as of September 30, 2002 and for the three and six months ended September 30, 2002 and 2001 are unaudited and have been prepared on a basis consistent with the March 31, 2002 audited financial statements and include all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of these periods. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its Form 10-K for the fiscal year ended March 31, 2002. The results of operations for the three- and six-months ended September 30, 2002 are not necessarily indicative of results to be expected for the entire year or any other period.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. Earlier adoption is encouraged. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company believes that the adoption of SFAS 143 will not have a material impact on its financial statements.

     In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The Company believes that the adoption of SFAS 146 will not have a material impact on its financial statements.

NOTE 3 — SALE OF ASSETS TO PEOPLESOFT, INC. AND VOLUNTARY PETITION FOR REORGANIZATION RELIEF UNDER CHAPTER 11

     On December 12, 2001, Calico Commerce, Inc. executed an Asset Purchase Agreement with PeopleSoft, Inc., a Delaware corporation (“PeopleSoft”) providing for the sale by the Company of its intellectual property and substantially all of its operating assets to PeopleSoft for $5.0 million in cash. Pursuant to the terms of the Asset Purchase Agreement (“the Agreement”), on December 14, 2001 (the “Petition Date”), Calico Commerce, Inc. (the “Debtor”) filed a voluntary petition for relief under Chapter 11 (“Chapter 11”) of title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California (the “Bankruptcy Court”) under Case No. 01-

56101 (“Chapter 11 Case”). On January 25, 2002, the Bankruptcy Court approved the sale of assets to PeopleSoft, and the sale closed on February 6, 2002. At the closing, the Company transferred the purchased assets to PeopleSoft and PeopleSoft paid to the Company the sum of $4.5 million. The remaining $500,000 of the purchase price was held in escrow to satisfy any potential claims that PeopleSoft may have made under the Agreement, and was paid in full to the Company during the quarter ended September 30, 2002.

     As a result of the sale to PeopleSoft, the Company no longer owns any intellectual property and few operating assets, is no longer selling product, and is prohibited by the terms of the Asset Purchase Agreement with PeopleSoft from competing with PeopleSoft’s operation of the business. In addition, the Company has a license from PeopleSoft to use the “Calico” name until December 31, 2002, and will thereafter change its name.

     The Company is currently operating as debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Code, provided, however, that as a result of the sale to PeopleSoft, the Company no longer has operating assets nor sells any products. Although the Chapter 11 Case does not include any of the subsidiaries of Calico Commerce (collectively, the “Non-Debtor Subsidiaries”) (only the net realizable value of investments held by Calico Commerce, Inc. in the Non-Debtor Subsidiaries are included as assets in the Chapter 11 Case), the Company expects to windup, dissolve, or liquidate all of its subsidiaries. In addition, prior to filing the Chapter 11 Case, ConnectInc.com and FirstFloor Software, Inc., two of the Company’s domestic subsidiaries, were merged into the Company and no longer exist as separate subsidiaries.

Consequences of the Chapter 11 Filing

     As a consequence of the bankruptcy filing, all pending claims and litigation against the Company are stayed automatically by Section 362 of the Bankruptcy Code, and absent further order of the Bankruptcy Court, no party may take any action to recover any pre-petition claims, enforce any lien against or obtain possession of any property from the Company. In addition, pursuant to Section 365 of the Bankruptcy Code, the Company has rejected many pre-petition executory contracts and unexpired leases, has assumed several pre-petition executory contracts, and may reject or assume remaining executory contracts or unexpired leases as part of its plan of reorganization. The deadline has expired to file claims for previously rejected executory contracts or unexpired leases with the Bankruptcy Court in accordance with the Chapter 11 reorganization process.

     The Company and the equity committee appointed in the bankruptcy proceeding have agreed to extend the period during which the Debtor shall have the exclusive right to propose a plan of reorganization in the bankruptcy proceeding to December 31, 2002. If Calico does not file a plan by December 31, 2002, or does not obtain acceptance of the plan by March 4, 2003, the equity committee may propose a plan of reorganization. With respect to all persons other than the equity committee, if the Company does not file a plan by February 5, 2003, or files a plan by such date but does not obtain approval of the plan prior to April 7, 2003, other parties in interest may be permitted to propose their own plan or plans of reorganization for the Company.

     The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and the Company’s stockholders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Case. Currently, subject to resolution of outstanding contingent claims, the Company believes that all known, non-disputed, non-contingent claims will be paid in full. However, the Company is subject to certain contingent liabilities as described in Note 9 below. Consequently, there is no assurance that there will be sufficient assets to satisfy the Debtor’s pre-petition liabilities in whole. Under a plan of reorganization, pre-petition creditors could receive less than 100% of the face value of their claims. Although the Company expects that it will have excess assets after payment of liabilities, and that there is value for the Company’s equity securities, there is no assurance that the holders of the Company’s equity securities will receive value for their interests. Until resolution of such claims, the Company may be unable to make a distribution to its equity securities, if at all. In addition, the Company has not yet determined what will be its proposed plan, whether it will liquidate and distribute all remaining assets after satisfaction of liabilities, or whether it will merge or combine with or be sold to another entity. It is not possible to predict the outcome of the Chapter 11 Case, the terms and provisions of any plan of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the creditors of the Company or the interests of the Company’s equity security holders, until all disputed and contingent claims have been resolved.

     As of September 30, 2002, the Company had $27.2 million of cash and cash equivalents. The Company expects that its cash on hand will provide sufficient funds to allow it to meet its post-petition debt and capital requirements, while a plan of reorganization is developed and considered. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Debtor and its subsidiaries) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, any cash management orders entered by the Bankruptcy Court concerning matters outside of the ordinary course of business, and obtaining confirmation of a plan of reorganization under the Bankruptcy Code. The accompanying condensed consolidated financial statements contain no adjustments related to this uncertainty.

Financial Statement Presentation

     The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, and the contingent liabilities described in Note 9 below, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtor-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company has sold substantially all of its operating assets. In connection with its plan of reorganization, the Company may liquidate or settle liabilities for amounts other than those reflected in the Condensed Consolidated Financial Statements. Further a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization.

     Should the Company at any time elect to pursue an orderly wind down and complete cessation of its business operations, upon necessary approvals it will present its balance sheet under the liquidation basis of accounting, under which the accompanying unaudited condensed financial statements would include adjustments that reflect the effects on the recoverability and classification of assets or amounts, as well as the classification and amounts of liabilities of the Company’s decision to pursue an orderly wind down. The liquidation basis of accounting requires the Company to accrue an estimate for all liabilities and related expenses to be incurred during the wind down period. Additionally, assets are stated at their net realizable value and liabilities are stated at their anticipated settlement amounts. The estimated net realizable value of assets represents management’s best estimate of the recoverable value of the assets, net of selling expenses, and without consideration for the effect that the settlement of any litigation may have on the value of the assets. The assets are held at their net realizable value until they are sold or liquidated. Because the Company has sold substantially all of its assets, including most of its intellectual property, the Company believes that its long-lived assets included on the accompanying balance sheet at September 30, 2002 closely approximates the net realizable value of such remaining assets under the liquidation basis of accounting. Had the Company adopted the liquidation basis of accounting as of September 30, 2002, there likely would be additional adjustments recorded to reduce the carrying value of other current assets, as well as adjustments to accrue the estimated costs of liquidation.

     As reflected in the Condensed Consolidated Financial Statements, “Liabilities subject to compromise” refer to the Company liabilities incurred prior to the commencement of the Chapter 11 Case. The amounts of the various liabilities that are subject to compromise are included in the financial statements set forth below (the “Condensed Combined Debtor-in-Possession Financial Statements”). These amounts represent the Company’s estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Case. Such claims remain subject to future adjustment. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim, or other events. Payment terms for these amounts will be established in connection with the Chapter 11 Case.

     Pursuant to the Bankruptcy Code, schedules have been filed by Calico with the Bankruptcy Court setting forth the assets and liabilities of Calico. The Company is researching differences between amounts recorded by it and claims filed by creditors and expects to resolve any remaining differences as part of the Chapter 11 Case or in the plan of reorganization. All bar dates established by the Bankruptcy Court for the filing of proofs of claim against the Company have expired for most claims. As of September 30, 2002, the ultimate number and allowed amounts of such claims were not known as a result of certain contingent claims.

     The liabilities subject to compromise in the condensed consolidated and condensed debtor-in-possession balance sheets consist of the following items at September 30, 2002:

Accounts payable and accrued expenses	$918
Estimated allowable claims for rejection of executory contracts	828
Estimated allowable claims for rejection of unexpired leases	2,139
Taxes payable	526

Total liabilities subject to compromise	$4,411

     The Company has rejected certain leases and executory contracts as allowed by the Bankruptcy Code. For leases that the Company has rejected, the Company recorded an original accrual of $2.9 million for the estimated maximum amount of allowable claims under the Bankruptcy Code, which consists of estimated lease payments for 12 months from the filing for Chapter 11. During the quarter ended September 30, 2002, upon approval by the Bankruptcy Court, the Company utilized a $600,000 letter of credit which was maintained to collateralize the lease obligation on its corporate headquarters, to offset what the Company expects is the maximum amount of the allowable claim for rejection of the underlying lease. This letter of credit, which previously was classified as long-term restricted cash, has been reflected as a reduction of liabilities subject to compromise on the accompanying condensed consolidated balance sheet as of September 30, 2002. In addition, upon approval by the Bankruptcy Court, the Company utilized a $184,000 lease deposit on this facility to further offset its estimated maximum allowable claim for this lease. This deposit, which was previously classified as a long term asset, has been reflected as a reduction of liabilities subject to compromise on the accompanying condensed consolidated balance sheet as of September 30, 2002. The remaining accrual is included in liabilities subject to compromise in the accompanying condensed consolidated and condensed debtor-in-possession balance sheets.

     The $95,000 and $287,000 for Chapter 11 related reorganization items in the condensed consolidated and condensed debtor-in-possession statements of operations consisted of approximately $91,000 and $274,000 of professional fees and $4,000 and $13,000 in fees paid to the U.S. Trustee for the three and six months ended September 30, 2002, respectively.

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

CALICO COMMERCE, INC.

Condensed Debtor-in-Possession Statement of Operations
For the Three and Six Months Ended September 30, 2002
(In Thousands)
(Unaudited)

	Three Months	Six Months
	Ended	Ended
	September 30,	September 30,

	2002	2002

Net revenue	$—	$—
Cost of net revenue	—	—

Gross profit	—	—
Operating expenses:
General and administrative	427	1,203
Other expenses	238	264

Total operating expenses	665	1,467

Loss from operations	(665)	(1,467)
Chapter 11 related reorganization items	(95)	(287)
Net gain realized from long-term investments and intercompany balances	46	180
Other income, net	78	298

Loss before income taxes	(636)	(1,276)
Income tax benefit	167	227

Net loss	$(469)	$(1,049)

CALICO COMMERCE, INC.

Condensed Debtor-in-Possession Balance Sheet
September 30, 2002
(In Thousands)
(Unaudited)

September 30,
2002

ASSETS
Current assets:
Cash and cash equivalents	$27,014
Other current assets	997

Total current assets	28,011
Long-term investments	25
Investments in Non-Debtor Subsidiaries	—

$28,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$656
Accrued liabilities	391

Total current liabilities	1,047
Liabilities subject to compromise	4,411
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock	—
Common stock	35
Additional paid-in capital	226,785
Other comprehensive income	16
Accumulated deficit	(204,258)

Total stockholders’ equity	22,578

Total liabilities and stockholders’ equity	$28,036

CALICO COMMERCE, INC.

Condensed Debtor-in-Possession Statement of Cash Flows
For the Six Months Ended September 30, 2002
(In Thousands)
(Unaudited)

2002

Cash flows from operating activities:
Net loss	$(1,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21
Gain on disposal of assets	(20)
Release of cash restriction under asset sale escrow agreement	500
Net gain on impairment of investments and intercompany balances	(197)
Changes in assets and liabilities:
Accounts receivable	—
Other assets	1,162
Accounts payable	473
Accrued liabilities	(502)
Deferred revenue
Liabilities subject to compromise	(253)

Net cash provided by operating activities	135
Cash flows from investing activities:
Proceeds from sale of property and equipment	218
Net cash collected from Non-Debtor subsidiaries	933

Net cash provided by investing activities	1,151
Net increase in cash and cash equivalents	1,286

Cash and cash equivalents at beginning of period	25,728

Cash and cash equivalents at end of period	$27,014

NOTE 4: REVENUE RECOGNITION

     The Company did not record any revenues during the three and six months ended September 30, 2002, nor does it expect to record any revenues in the foreseeable future. In addition, as a part of the sale of substantially all its assets to PeopleSoft in February 2002, PeopleSoft has agreed to support the most recent releases of Calico’s products for up to one year, and the Company ceased to recognize revenue on the amortization of deferred maintenance and support obligations (See Note 5).

     Historically, revenues were derived from software licenses and related services, which included implementation and integration, technical support, training and consulting and were recognized under the applicable provisions set forth under AICPA Statement of Position No. 97-2 (“SOP No. 97-2). For contracts with multiple elements, and for which vendor-specific objective evidence of fair value for the undelivered elements exists, revenue has been recognized for the delivered elements based upon the residual contract value as prescribed by Statement of Position No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.” All revenues reported for the three months ended June 30, 2001 were recognized in accordance with SOP No. 97-2 and SOP No. 98-9.

NOTE 5: PRE-FILING ACCOUNTS RECEIVABLE AND CUSTOMER SUPPORT OBLIGATIONS

     As part of the sale of assets to PeopleSoft, PeopleSoft assumed responsibility for the collection of certain accounts receivable of the Company through May 6, 2002, and remitted the proceeds to the Company. As of September 30, 2002, there remained $1.1 million of accounts receivable outstanding, which the Company continues to try to collect, and which is fully reserved on the accompanying condensed consolidated balance sheet.

     In addition, PeopleSoft has agreed to support the most recent releases of the Company’s products for up to one year for the contracts and customers transferred to PeopleSoft. This will provide most customers with support for the period and support level for which they originally contracted with the Company. In the quarter ended March 31, 2002, the Company reclassified the remaining amount of deferred revenue for these support obligations to other accrued liabilities, and ceased to recognize revenue on the amortization of these obligations. The Company periodically assesses actual and contingent liabilities surrounding these support obligations and adjusts the amount of the liability as appropriate. As of September 30, 2002, the total liability included on the consolidated balance sheet related to these obligations totaled approximately $149,000.

NOTE 6: NET EARNINGS PER SHARE

     The following tables set forth the computation of basic and diluted net earnings per share for the periods indicated (in thousands, except per share amounts):

	THREE MONTHS
	ENDED SEPTEMBER 30,

	2002	2001

Numerator:
Net income/(loss)	$(541)	$(6,256)
Denominator:
Weighted average shares	35,868	35,328
Weighted average unvested shares of common stock subject to repurchase	—	(174)

Denominator for basic and diluted calculation	35,868	35,154

Net loss per share:
Basic and diluted	$(0.02)	$(0.18)

	SIX MONTHS
	ENDED SEPTEMBER 30,

	2002	2001

Numerator:
Net income/(loss)	$(1,378)	$(14,781)
Denominator:
Weighted average shares	35,868	35,327
Weighted average unvested shares of common stock subject to repurchase	—	(211)

Denominator for basic and diluted calculation	35,868	35,116

Net loss per share:
Basic and diluted	$(0.04)	$(0.42)

NOTE 7: COMPREHENSIVE INCOME (LOSS)

     Comprehensive income is defined as the change in equity during the period arising from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net loss and comprehensive income/(loss) for the Company arises from foreign currency translation adjustments and unrealized gains/(losses) on securities. As of September 30, 2002, accumulated other comprehensive loss totaled approximately $92,000.

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

     In March 2000, the Company advanced $450,000 to an employee for a home loan and received a note receivable which bears simple interest at a rate of 6.45%. The employee granted the Company a security interest in all of the employee’s assets, including vested and unvested stock options granted to the employee and any proceeds from the sale of such options, to secure the note. The note was due November 30, 2000. During fiscal 2001, the maturity date on this note was extended to November 30, 2001. The individual was no longer employed by the Company as of February 2001. As of September 30, 2002, the note remains unpaid and outstanding, and the Company is continuing collection efforts.

     In July 2001, Mr. James B. Weil replaced Mr. Alan Naumann as the Company’s Chief Executive Officer and Mr. Gary Sbona was appointed to the Board of Directors. In addition, the Company entered into an agreement with Regent Pacific Management Corporation (“Regent Pacific”), a management firm of which Mr. Sbona is the Chief Executive

Officer and Mr. Weil is a principal, pursuant to which Regent Pacific has provided management services to the Company, including the services of Mr. Sbona and Mr. Weil, and other Regent Pacific personnel. The initial agreement had a 6 month term commencing July 2001 with a minimum cash compensation to Regent Pacific of $1.3 million for that period. As of December 31, 2001 the Company had recorded all $1.3 million of management fees related to this agreement. In December 2001, the Company amended the agreement with Regent Pacific to extend the noncancellable term of the agreement to May 2002, and in connection herewith, paid to Regent Pacific $750,000 as fees due for the noncancellable portion of the agreement. In addition, Mr. Gary Sbona was granted options to purchase 3,548,777 shares of the Company’s Common Stock. Vesting on all of these options accelerated as a result of the sale to PeopleSoft, and these options are now fully vested and exercisable. As of September 30, 2002, the Company had a retainer payment of $200,000 to Regent Pacific, which is included in other assets on the accompanying condensed consolidated balance sheet.

     In September of 1999, the Company entered into an agreement with Accenture to procure consulting services. Mr. Joel Friedman, a former member of the Company’s Board of Directors, is a director of this professional services company. Under this purchase agreement, the Company agreed to engage Accenture to provide a minimum of $1.0 million of consulting services over the following 18 month period, ending March 2001. The services provided to the Company were priced reflecting a customary discount from the provider’s standard rates. As of September 30, 2002, there was $165,000 remaining under this purchase obligation. This amount is included in liabilities subject to compromise on the Company’s balance sheet as of September 30, 2002.

     As a result of the sale to PeopleSoft, 1% of the purchase price payable by PeopleSoft, or $50,000, was paid to David Powell, Inc. as a bonus relating to services rendered by Mr. Leslie E. Wright, interim Chief Financial Officer of the Company during the six months ended September 30, 2002. The services of Mr. Wright were provided to the Company under an agreement with David Powell, Inc. The term of this agreement expired in May 2002.

     Options granted under the Company’s 2000 Non-officer Stock Option Plan are subject to acceleration upon a change of control of the Company. As a result of the sale to PeopleSoft, 25% of the options outstanding under this plan accelerated and became vested and exercisable. All options outstanding under the Company’s stock option plans terminated if not assumed by PeopleSoft. Accordingly, immediately prior to the closure of the sale to PeopleSoft, options to purchase 543,345 shares of common stock were exercised at a weighted average exercise price of $0.175 per share, and options to purchase 2,064,406 shares were terminated and cancelled. Except for the options outstanding to Mr. Gary Sbona, the Company no longer has any options outstanding under its stock option plans.

NOTE 9: COMMITMENTS AND CONTINGENCIES:

     As part of its bankruptcy filing, the Company rejected certain of its leases as allowed by the Bankruptcy Code. Certain of the facility leases that the Company rejected had been previously exited and the estimated future sub-lease losses through the term of the leases were accrued under the restructuring plans. The Company recorded an original accrual in the three-month period ended December 31, 2001, of $2.9 million for the estimated maximum amount of allowable claims under the Bankruptcy Code. The remaining accrual is included in liabilities subject to compromise in the accompanying condensed consolidated balance sheets. (See Note 3).

     Future minimum payments under non-cancelable operating leases by fiscal year, before and after giving effect to leases which the Company has rejected, are as follows (in thousands):

			ESTIMATED
			EFFECT OF	NET
	MINIMUM	SUBLEASE	REJECTED	MINIMUM
YEAR	RENTALS	RENTALS	LEASES	RENTALS

2002	$720	$(335)	$(146)	$239
2003	2,867	(1,341)	(1,492)	34
2004	2,687	(373)	(2,293)	21
2005	2,661	(285)	(2,356)	20
2006	1,190	(214)	(959)	17

Total minimum lease obligations	$10,125	$(2,548)	$(7,246)	$331

LETTER OF CREDIT

     During the quarter ended September 30, 2002, upon approval by the Bankruptcy Court, the Company utilized a $600,000 letter of credit which was maintained to collateralize the lease deposit on its corporate headquarters, to offset what the Company expects is the maximum amount of the allowable claim for rejection of the underlying lease. This letter of credit, which previously was classified as long-term restricted cash, has been reflected as a reduction of liabilities subject to compromise on the accompanying balance sheet as of September 30, 2002.

PURCHASE COMMITMENTS

     In September of 1999, the Company entered into an agreement with Accenture to procure consulting services. Mr. Joel Friedman, a former member of the Company’s Board of Directors, is a director of this professional services company. Under this purchase agreement, the Company agreed to engage Accenture to provide a minimum of $1.0 million of consulting services over the following 18 month period, ending March 2001. The services provided to the Company were priced reflecting a customary discount from the provider’s standard rates. As of September 30, 2002 there was $165,000 remaining under this purchase obligation, which is included in liabilities subject to compromise on the accompanying balance sheet.

     In addition, the Company entered into an agreement with Regent Pacific Management Corporation (“Regent Pacific”), a management firm of which Mr. Sbona is the Chief Executive Officer and Mr. Weil is a principal, pursuant to which Regent Pacific will provide management services to the Company, including the services of Mr. Sbona and Mr. Weil, and other Regent Pacific personnel. The initial agreement had a six-month term commencing July 2001 with a minimum cash compensation to Regent Pacific of $1.3 million for that period. As of December 31, 2001 the Company had recorded all $1.3 million of management fees related to this agreement. In December 2001, the Company amended the agreement with Regent Pacific to extend the noncancellable term of the agreement to May 2002, and in connection herewith, paid to Regent Pacific $750,000 as fees due for the noncancellable portion of the agreement. There are no additional amounts payable to Regent Pacific at September 30, 2002, although Regent Pacific continues to provide services to the Company, and the Company may incur future charges related to such services. As of September 30, 2002, the Company had a retainer payment of $200,000 to Regent Pacific, which is included in other current assets on the accompanying condensed consolidated balance sheet.

EMPLOYEE RETENTION PROGRAM

     In connection with the sale of assets to PeopleSoft, the purchase price payable by PeopleSoft could have been reduced by $1.0 million if specified numbers of key employees did not accept and remain in employment positions with PeopleSoft. Accordingly, the Company established a retention program in the aggregate amount of $160,000, payable equally to 8 key employees, provided that they remained in PeopleSoft’s employ for six months after the closing of the sale of assets to PeopleSoft. This commitment was previously included in accrued liabilities but was paid in full during the quarter ended September 30, 2002.

CONTINGENCIES

SECURITIES CLASS ACTIONS

     On or around March 27, 2001, a class action lawsuit was filed on behalf of all holders of Calico securities in the Southern District of New York against Calico, CEO Alan Naumann, directors William Unger and Bernard LaCroute, and former director William Paseman, SDR Investors, LP v. Calico Commerce, Inc. et al., 01CIV 2601. Plaintiffs allege, among other things, that the investment banks which underwrote Calico’s initial public offering of securities, and others, received commissions and made agreements which were not disclosed, but should have been disclosed in the initial public offering prospectus, and which affected the price of Calico securities. Plaintiffs attempt to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, and under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated by the Securities Exchange Commission. Other class action lawsuits on behalf of essentially the same putative class, making substantially the same allegations and making some or all of the same claims, have been filed in the same jurisdiction by different lawyers. Several of these lawsuits also name Calico’s former Chief Financial Officer Art Knapp. All of the Calico actions have been consolidated for pre-trial purposes before Judge Shira A. Scheindlin, United States District Judge for the Southern District of New York, together with more than one thousand actions making virtually identical allegations against the same and additional investment banks, approximately 350 other issuers of securities which conducted initial public offerings in 1998-2000, and numerous individuals associated with such issuers. The consolidated litigation is known as the “Initial Public Offering Securities Litigation.” No specific amount of damages is sought against the Calico Defendants in the litigation, and no time has been set for the Calico defendants to respond to the complaints. The Company believes that the allegations against the Calico Defendants in the litigation are without merit, and intends to vigorously defend the litigation. On November 1, 2002 the Court heard the issuers’ and underwriters’ motion to dismiss. Calico is now awaiting the outcome of the motion to dismiss. The Court has not provided any indication with regard to when it intends to render a decision.

NOTE 10: RESTRUCTURING

     The following table lists the components of the Company’s restructuring charges for the six months ended September 30, 2002 (in thousands):

		EXCESS
		FACILITIES
	EMPLOYEE	AND
	COSTS	EQUIPMENT	TOTAL

Balance at March 31, 2002	36	24	60
Reserve utilized	(36)	—	(36)

Balance at September 30, 2002	$—	$24	$24

NOTE 11: GAIN ON DISPOSAL OF LONG-LIVED ASSETS

     During the three and six months ended September 30, 2002, the Company sold excess furniture and fixtures and computer equipment with a net book value of approximately $197,000 for proceeds of approximately $217,000, which were paid in July and September 2002. These assets represented substantially all of the Company’s remaining long-lived assets. The Company recognized net gains of approximately $20,000 from the sale of those assets during the three months ended September 30, 2002. There were no such gains or losses recognized during the three months ended September 30, 2001.

NOTE 12: IMPAIRMENT OF LONG TERM INVESTMENTS

     During the three and six months ended September 30, 2002, the Company recorded an impairment charge of $15,000 and $135,000, respectively, against one of its long-term investments in a third party to properly reflect this investment at its net realizable value.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, identified by words such as “believes,” “expects,” “intends,” “may,” will,” and similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our forward-looking statements include statements about our future plans, operations, bankruptcy proposals and plan of reorganization. Our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth later in this section. The following discussion should be read in conjunction with our financial statements and related notes included elsewhere in this report, as well as our reports filed with the Securities and Exchange Commission.

OVERVIEW

     On December 12, 2001, we executed an Asset Purchase Agreement with PeopleSoft, Inc., a Delaware corporation (“PeopleSoft”) providing for the sale of our intellectual property and substantially all our operating assets to PeopleSoft for $5.0 million in cash. Pursuant to the terms of the Asset Purchase Agreement, on December 14, 2001 (the “Petition Date”), we filed a voluntary petition for relief under Chapter 11 (“Chapter 11”) of title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California (the “Bankruptcy Court”) under Case No. 01-56101 (“Chapter 11 Case”). On January 25, 2002, the U.S. Bankruptcy Court approved the sale to PeopleSoft, and the sale closed on February 6, 2002. At the closing, we transferred the purchased assets to PeopleSoft and PeopleSoft paid to Calico the sum of $4.5 million. The remaining $500,000 of the Agreement, $500,000 of the purchase price was held in escrow to satisfy any potential claims that PeopleSoft may have made under the Agreement. During the quarter ended September 30, 2002, the full $500,000 was remitted back to us.

     We are currently operating as debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Code, provided, however, that as a result of the sale to PeopleSoft, we no longer have operating assets nor sell any products. Although the Chapter 11 Case does not include any of our subsidiaries (collectively, the “Non-Debtor Subsidiaries”) (only the net realizable value of investments held by Calico Commerce in the Non-Debtor Subsidiaries are included as assets in the Chapter 11 Case), we expect to windup, dissolve, or liquidate all of our subsidiaries. In addition, prior to filing the Chapter 11 Case, ConnectInc.com and FirstFloor Software, Inc., two of our domestic subsidiaries, were merged into Calico Commerce, Inc. and no longer exist as separate subsidiaries.

CONSEQUENCES OF THE CHAPTER 11 FILING

     As a consequence of the bankruptcy filing, all pending claims and litigation against the Company are stayed automatically in accordance with Section 362 of the Bankruptcy Code, and absent further order of the Bankruptcy Court, no party may take any action to recover any pre-petition claims, enforce any lien against or obtain possession of any property from the Company. In addition, pursuant to Section 365 of the Bankruptcy Code, the Company has rejected many pre-petition executory contracts and unexpired leases, has assumed several pre-petition executory contracts, and may reject or assume remaining executory contracts or unexpired leases as part of its plan or reorganization. The deadline has expired to file claims for previously rejected executory contracts or unexpired leases with the Bankruptcy Court in accordance with the Chapter 11 reorganization process.

     Calico and the equity committee appointed in the bankruptcy proceeding have agreed to extend the period during which the Debtor shall have the exclusive right to propose a plan of reorganization in the bankruptcy proceeding to December 31, 2002. If Calico does not file a plan by December 31, 2002, or does not obtain acceptance of the plan by March 4, 2003, the equity committee may propose a plan of reorganization. With respect to all persons other than the equity committee, if Calico does not file a plan by February 5, 2003, or files a plan by such date but does not obtain approval of the plan prior to April 7, 2003, other parties in interest may be permitted to propose their own plan or plans of reorganization for Calico.

     The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and our stockholders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Case. Currently, subject to resolution of outstanding contingent claims, we believe that all known, non-disputed, non-contingent claims will be paid in full. However, we are subject to certain contingent liabilities as described in Note 8 to the financial statements. Until resolution of such claims, the Company may be unable to make a distribution to its equity securities, if at all. Consequently, there is no assurance that there will be sufficient assets to satisfy our pre-petition liabilities in whole. Under a plan of reorganization, pre-petition creditors could receive less than 100% of the face value of their claims. Although we expect that we will have excess assets after payment of liabilities, and that there is value for Calico’s equity securities, there is no assurance that the holders of our equity securities will receive value for their interests. In addition, we have not yet determined what our proposed plan will be, whether we will liquidate and distribute all remaining assets after satisfaction of liabilities, or whether we will merge or combine with or be sold to another entity. It is not possible to predict the outcome of the Chapter 11 Case, the terms and provisions of any plan of reorganization, or the effect of the Chapter 11 reorganization process on the claims of our creditors or the interests of our equity security holders.

     As of September 30, 2002, we had $27.2 million of cash and cash equivalents. We expect that our cash on hand will provide sufficient funds to allow us to meet our post-petition debt and capital requirements, while a plan of reorganization is developed and considered. However, our ability to continue as a going concern (including our ability to meet post-petition obligations of Calico and its subsidiaries) and the appropriateness of using the going concern basis for our financial statements are dependent upon, among other things, any cash management orders entered by the Bankruptcy Court concerning matters outside of the ordinary course of business, and obtaining confirmation of a plan of reorganization under the Bankruptcy Code.

CRITICAL ACCOUNTING POLICIES

     For the six months ended September 30, 2002 we incurred a loss from operations of approximately $1.5 million, and generated cash flows from operations of approximately $476,000. As of September 30, 2002, we had an accumulated deficit of $204.1 million.

     Historically, we derived our revenue from licensing our software and delivering associated implementation and support services. For contracts with multiple elements, and for which vendor-specific objective evidence of fair value exists for the undelivered elements, we recognized revenue for the delivered elements based upon the residual contract value as prescribed by SOP 98-9. Revenue from license fees was recognized when persuasive evidence of an agreement existed, the product had been delivered, the arrangement did not involve significant customization of the software, acceptance had occurred, the license fee was fixed or determinable, and collection of the fee was probable. If the arrangement involved significant customization of the software or services which were essential to the functionality of the software, the license revenue was recognized under contract accounting using the completed contract or percentage-of-completion methods as appropriate. For those arrangements accounted for using contract accounting that did not include contractual milestones or other acceptance criteria, we utilized the percentage of completion method based upon the number of labor hours completed as the measure of progress towards completion.

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

     Our cost of license revenue included royalties due to third parties for technology integrated into our products, the cost of product documentation, and shipping and delivery costs. Cost of services revenue consisted primarily of personnel-related expenses, subcontracted consultants, travel costs, equipment costs and overhead associated with delivering professional services to our customers.

     Our operating expenses are classified into three general categories: sales and marketing, research and development, and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to the category, some expenditures, such as compensation, employee benefits, recruiting costs, equipment costs, travel and entertainment costs, facilities costs and third-party professional services fees, occur in each of these categories. We expect to continue to incur certain operating expenses until our bankruptcy proceeding is concluded. We expect that the substantial majority of these expenses will be general and administrative in nature, as we discontinued all sales and marketing and research and development activities subsequent to the sale to PeopleSoft.

     Should we at any time elect to pursue an orderly wind down and complete cessation of our business operations, we will present our balance sheet under the liquidation basis of accounting, under which the accompanying unaudited condensed financial statements would include adjustments that reflect the effects on the recoverability and classification of assets or amounts, as well as the classification and amounts of liabilities of the Company’s decision to pursue an orderly wind down. The liquidation basis of accounting requires us to accrue an estimate for all liabilities and related expenses to be incurred during the wind down period. Additionally, assets are stated at their net realizable value and liabilities are stated at their anticipated settlement amounts. The estimated net realizable value of assets represents management’s best estimate of the recoverable value of the assets, net of selling expenses, and without consideration for the effect that the settlement of any litigation may have on the value of the assets. The assets are held at their net realizable value until they are sold or liquidated. Because we have sold substantially all of our assets, including most of our intellectual property, we believe that our long-lived assets included on the accompanying condensed consolidated balance sheet at September 30, 2002 closely approximates the net realizable value of such remaining assets under the liquidation basis of accounting. Had we adopted the liquidation basis of accounting as of

September 30, 2002, there likely would be additional adjustments recorded to reduce the carrying value of other current assets, as well as adjustments to accrue the estimated costs of liquidation.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 REVENUE

     We recorded no revenues during the three and six months ended September 30, 2002, as compared to revenues of $1.4 million and $3.6 million during the three and six months ended September 30, 2001, respectively. This decrease was a direct result of the sale to PeopleSoft in February 2002. As a result of this transaction, we do not expect to generate any additional revenues in the foreseeable future. As a part of the sale to PeopleSoft, PeopleSoft has agreed to support the most recent releases of Calico’s products for up to one year, and we have ceased to recognize revenue on the amortization of our related deferred maintenance and support obligations.

COST OF REVENUE

     We recorded no cost of revenues during the three and six months ended September 30, 2002, as compared to cost of revenues of $599,000 and $2.1 million during the three and six months ended September 30, 2001, respectively. This decrease was a direct result of the sale to PeopleSoft in February 2002. As a result of this transaction, we do not expect to incur any additional cost of revenues from software licensing or support and maintenance in future periods. As a part of the sale to PeopleSoft, PeopleSoft has agreed to support the most recent releases of our products for up to one year, and we have ceased to recognize revenue on the amortization of it related deferred maintenance and support obligations.

OPERATING EXPENSES

     Sales and Marketing. We incurred no sales and marketing expenses in the three and six months ended September 30, 2002, as compared to $1.3 million and $4.9 million in the three and six months ended September 30, 2002, respectively. These decreases were a direct result of the sale to PeopleSoft in February 2002, and our Chapter 11 filing in December 2001.

     Research and Development. We incurred no research and development expenses in the three and six months ended September 30, 2002, as compared to $1.5 million and $4.1 million in the three and six months ended September 30, 2001, respectively. These decreases were a direct result of the sale to PeopleSoft in February 2002, and our Chapter 11 filing in December 2001.

     General and Administrative. General and administrative expenses decreased to $438,000 and $1.2 million in the three and six months ended September 30, 2002, respectively, from $2.0 and $4.4 million, respectively, in the comparable periods for fiscal 2002. General and administrative expenses decreased in absolute dollars in fiscal 2002 due to a decrease in the number of administrative personnel and personnel-related costs. We expect general and administrative costs to continue to decline significantly as a result of our sale to PeopleSoft and elimination of all permanent full-time personnel.

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

     In connection with the sale to PeopleSoft, approximately 40 of our employees became employees of PeopleSoft, leaving us with approximately 5 employees to perform the remaining tasks necessary to conclude our bankruptcy proceedings and other administrative matters. In anticipation of this sale and the pending Bankruptcy filing, we further reduced our workforce by approximately 9 full-time positions in December 2001. The total amount of the related restructuring charge was approximately $248,000, all of which consisted of employee-related expenses for employee terminations, and all are cash-related charges. By September, 2002 we had eliminated all permanent part- and full-time employees as appropriate going forward consistent with administration of our Chapter 11 proceedings and proposal and confirmation of our plan of reorganization. During the six months ended September 30, 2002, we incurred costs totaling approximately $36,000 related to the restructuring, all of which were cash-related. The remaining reserve for this restructuring is approximately $24,000 which is included in accrued liabilities.

     The following table lists the components of restructuring charges and reserve balances at each quarter end since March 31, 2001:

		EXCESS
		FACILITIES
	EMPLOYEE	AND
	COSTS	EQUIPMENT	TOTAL

Balance at March 31, 2001	$217	$588	$805
Adjustment to reserve	(37)	(6)	(43)
Reserve established, April restructuring	753	—	753
Reserve utilized	(777)	(185)	(962)

Balance at June 30, 2001	$156	$397	$553
Adjustment to reserve	(121)	—	(121)
Reserve established, July restructuring	985	162	1,147
Reserve utilized	(875)	(57)	(932)

Balance at September 30, 2001	$145	$502	$647
Adjustment to reserve	(27)	—	(27)
Adjustment for rejected leases	—	(351)	(351)
Reserve established, December restructuring	248	—	248
Reserve utilized	(225)	(95)	(320)

Balance at December 31, 2001	$141	$56	$197

Adjustment to reserve	(23)	13	(10)
Reserve utilized	(82)	(45)	(127)

Balance at March 31, 2002	$36	$24	$60

Reserve utilized	(36)	—	(36)

Balance at June 30 and September 30, 2002	$—	$24	$24

     Other tax expense (benefit).  Other tax expense (benefit) consists primarily of charges and benefits related primarily to state sales and use taxes and franchise taxes and any related adjustments. We recorded other tax expense of $238,000 for the three months ended September 30, 2002, as compared to a tax benefit of $16,000 for the three months ended September 30, 2001. We recorded other tax expense of $264,000 for the six months ended September 30, 2002, as compared to a tax benefit of $16,000 for the six months ended September 30, 2001. Charges incurred during fiscal 2003 are attributed to the write-down of certain sales and franchise tax receivable balances which were deemed uncollectible. The benefit incurred during fiscal 2002 was attributed to a state franchise tax adjustment.

CHAPTER 11 RELATED REORGANIZATION ITEMS

     The accompanying condensed consolidated financial statements have been prepared in accordance with SOP 90-7. SOP 90-7 requires charges, including professional fees, realized gains and losses and provisions for losses resulting from the reorganization and restructuring of the business due to our bankruptcy filing to be reported separately. Included in reorganization items for the three and six months ended September 30, 2002 are professional fees of approximately $91,000 and $274,000 respectively; and fees to the U.S. Trustee of approximately $4,000 and $13,000, respectively.

IMPAIRMENT OF LONG TERM INVESTMENTS

     During the three and six months ended September 30, 2002, we recorded an impairment charge of $15,000 and $135,000, respectively, against one of our long-term investments in a third party to properly reflect this investment at its net realizable value.

NET INTEREST AND OTHER INCOME

     Net interest and other income includes interest earned on cash and investment balances, interest expense incurred on debt facilities, gains or losses on disposals of property and equipment, foreign currency gains and losses and net sublease income.

     We recorded net interest and other income of $90,000 in three months ended September 30, 2002, as compared to net interest and other income of $195,000 in the three months ended September 30, 2001. We recorded net interest and other income of $338,000 in the six months ended September 30, 2002, as compared to net interest and other income of $325,000 during the six months ended September 30, 2001. These period-to-period variances are attributed primarily to a decrease in net sublease income as compared to fiscal 2002, related to the termination of several facilities sublease agreements, offset in part by increased interest income in fiscal 2003 related to higher cash and investment balances.

INCOME TAXES

     We have incurred operating losses for all periods from inception through September 30, 2002, and therefore have not recorded a provision for federal or state income taxes. We have not generated revenues in foreign locales during fiscal 2003. Accordingly, we have not recorded a provision for international income taxes. In the three and six months ended September 30, 2002 we recorded an income tax benefit of $155,000 and $218,000, respectively, primarily attributed to an adjustment to reduce California income tax obligations and foreign tax obligations in Japan. We are in the process of liquidating and closing down all of our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002, we had $27.2 million of cash and cash equivalents, compared with $26.5 million of cash and cash equivalents as of March 31, 2002. The increase in cash and cash equivalents is largely attributed to collections of accounts receivable from our international subsidiary in Japan, the release of restricted cash pursuant to our asset sale escrow agreement with Peoplesoft, the sale of property and equipment, collections on certain tax refunds receivable, and interest income. These increases were offset in part by cash used to fund ongoing administration of our Chapter 11 proceedings. We expect cash and cash equivalents to decrease in the next quarter and beyond, as we have ceased operations, are generating no revenue and we expect cash used in operating and investing activities to continue to be greater than cash provided by financing activities.

     Cash generated from operating activities was $476,000 for the six months ended September 30, 2002, primarily due to the release of restricted cash under the asset sale escrow agreement with Peoplesoft, a decrease in accounts receivable related to collections on several foreign receivables balances, and decreases in other current assets related to the collections of, write-offs and adjustments to certain tax refunds receivable and collection of sales proceeds receivable for the sale of assets. These increases were partially offset by payments against liabilities subject to compromise and accrued expenses. This compares to cash used in operating activities of $17.1 million for the six months ended September 30, 2001, primarily from net losses, net of non-cash expenses including depreciation, amortization and stock compensation, in addition to significant decreases in accrued liabilities, and offset in part by collections on accounts receivable.

     Net cash provided by investing activities was $217,000 for six months ended September 30, 2002, related to net proceeds from the sale of property and equipment. This compares to net cash provided by investing activities for the six months ended September 30, 2001 of $13.2 million, attributed primarily to maturities of investments.

     We did not generate or use any cash from financing activities for the six months ended September 30, 2002. This compares to cash used for financing activities of $1.1 million during the six months ended September 30, 2001, primarily as a result of debt payments and payment of cash collateral against debt facilities.

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

POST FILING LIQUIDITY

     On December 14, 2001 we filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code and as such all pending claims and litigation against us are stayed automatically. Accordingly, we have rejected or assumed pre-petition executory contracts as allowed by the Bankruptcy Code.

     Currently, subject to resolution of outstanding contingent claims, we believe that all known, non-disputed, non-contingent claims will be paid in full. However, we are subject to certain contingent liabilities as described in Note 9 to the financial statements. Consequently, there is no assurance that there will be sufficient assets to satisfy our pre-petition liabilities in whole. Under a plan of reorganization, pre-petition creditors could receive less than 100% of the face value of their claims. Although we expect that we will have excess assets after payment of liabilities, and that there is value for our equity securities, there is no assurance that the holders of our equity securities will receive value for their interests. Until resolution of such claims, we may be unable to make a distribution to its equity securities, if at all. In addition, we have not yet determined what our proposed plan will be, whether we will liquidate and distribute all remaining assets after satisfaction of liabilities, or whether we will merge or combine with or be sold to another entity. It is not possible to predict the outcome of the Chapter 11 Case, the terms and provisions of any plan of reorganization, or the effect of the Chapter 11 reorganization process on the claims of our creditors or the interests of our equity security holders, until resolution of all disputed or contingent claims.

RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. Earlier adoption is encouraged. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We do not believe the adoption of SFAS 143 will have a material impact on our financial statements.

     In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. We do not believe the adoption of SFAS 146 will have a material impact on our financial statements.

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

     Currently, neither we nor our creditors have proposed a plan of reorganization and there can be no assurance that the Bankruptcy Court will confirm any plan of reorganization that we or our creditors or our equity committee may propose. If we fail to file a plan of reorganization during the period of exclusivity granted to us or any extension thereof as approved by the Bankruptcy Court, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Case may be permitted to propose their own plan or plans of reorganization. The failure to have a plan of reorganization approved by the Bankruptcy Court could result in a liquidation of our remaining assets, consisting predominantly of our cash, cash equivalents, equity investments and corporate shell. Furthermore, there can be no assurance that there will be any improvement in our financial condition or results of operations upon consummation of a plan of reorganization, or that sufficient assets will remain to repay creditors or to make a distribution to stockholders During the Chapter 11 proceeding we have incurred, and will continue to incur, significant costs associated with the reorganization, including, but not limited to, professional fees and other cash demands typical in bankruptcy proceedings. These costs, which are being expensed as incurred, are expected to significantly affect our results of operations and decrease assets available for use in the reorganization. Further, we may incur unanticipated expenses and liabilities associated with the bankruptcy.

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

WE HAVE A HISTORY OF LOSSES, WE HAVE SOLD ALL OF OUR PRODUCTS AND ASSOCIATED ASSETS TO OTHER COMPANIES, AND DO NOT EXPECT TO GENERATE FUTURE REVENUES.

     Since inception, we have funded our business primarily through selling our stock, not from cash generated by our business. With the exception of the third and fourth quarters of fiscal 2002, we have incurred quarterly and annual losses in each of the seven years since we were formed. We incurred net operating losses of $1.5 million for the six months ended September 30, 2002.

     We have sold all of our intellectual property, trademarks, tradenames, patents, copyrights, and associated assets, including the intellectual property related to our products, and we have scaled back our business to only very limited administrative functions. Our sole source of income is anticipated to be interest income earned on the cash realized from the sale of our operating assets and, potentially, proceeds from the sale of remaining tangible assets, and returns that may be generated from our limited equity investments in generally high-risk technology start-up companies. There can be no assurance that this income will be sufficient to cover our administrative costs and other costs, such as ongoing litigation and the winding down of our international subsidiaries. We may have insufficient cash to satisfy all of the claims of our creditors or to make a distribution to stockholders, or to reorganize and exit the bankruptcy proceeding as a reorganized company.

OUR ABILITY TO CONTINUE AS A “GOING CONCERN” IS UNCERTAIN.

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

WE ARE NO LONGER LISTED ON THE NASDAQ NATIONAL MARKET AND THE MARKET IN OUR STOCK MAY NOT CONTINUE

     In July 2001 our common stock was delisted from the Nasdaq National Market. Our common stock is quoted on the Nasdaq Over-the-Counter (OTC) bulletin board quotation service. This has reduced the market and liquidity of our common stock and consequently may adversely affect the ability of our stockholders and brokers/dealers to purchase and sell our shares in an orderly manner or at all. The volume of trading in our stock has continued to decline since our bankruptcy filing. Trading in our common stock through market makers and quotation on the OTC Bulletin Board entails other risks. Due in part to the decreased trading price of our common stock and reduced analyst coverage, the trading price of our common stock may change quickly, and market makers may not be able to execute trades as quickly as they could when the common stock was listed on the Nasdaq National Market. Although trading continues, if the plan of reorganization provides for liquidation of the company, the plan will set forth the date on which stockholders of record will be entitled to any distribution. In such an event, trading in our stock will be suspended after such record date, and no further trades or transfers of ownership in such common stock will be processed after such record date, which could be as early as March 2003.

PENDING LITIGATION COULD CAUSE US TO INCUR INCREASED COSTS AND RESULT IN A COSTLY JUDGMENT OR SETTLEMENT AGAINST US.

     Since March 2001, various of our stockholders have filed class action lawsuits against us, certain of our current and former directors and officers and certain underwriters of our initial public offering of Common Stock in October 1999. The complaints, which have been consolidated, alleged generally that we and other named defendants failed properly to disclose certain underwriting arrangements or terms in connection with our initial public offering, which resulted in the manipulation of the price of our Common Stock. The lawsuits seek an unspecified amount of damages and are based on transactions in Calico common stock generally between October 1999 and June 2000. The uncertainty associated with these substantial, unresolved lawsuits could seriously harm our business and financial condition. The continued defense of these lawsuits also could result in the diversion of resources. Negative developments with respect to the lawsuits could cause our stock price to decline significantly. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the defense and resolution of these lawsuits, by settlement of otherwise, the size of any such payments could seriously harm our financial condition and result in decreased distributions to creditors and stockholders. On April 4, 2002, a Proof of Claim was filed with the Bankruptcy Court by the Plaintiffs, asserting a class action claim of in excess of $62.0 million. The Company intends to object to this claim in the Bankruptcy Case if the claim is not settled or otherwise resolved; however, we are unable to estimate the possible range of damages that could be awarded as a result of the lawsuits or settlement of the claim. We maintain directors and officers insurance applicable to the lawsuits, but there can be no guarantee that the proceeds of such insurance will be available for defense fees and costs, or payment of any settlement or judgment in the lawsuits. We are also contractually committed to indemnify officers and directors for losses they may incur in defense, settlement, or judgement of such suit. We have not set aside any financial reserves relating to potential damages associated with these lawsuits. Because the lawsuit represents a disputed, contingent, unliquidated claim, we may be unable to confirm a plan of reorganization until resolution of the lawsuit, or may have to set aside a reserve of some or all of the cash that would otherwise be available to satisfy claims of creditors or distributed to stockholders, resulting in a reduced or delayed distribution, or eliminate such distribution in its entirety.

OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE AND HAS EXPERIENCED A SIGNIFICANT DECLINE, AND MAY CONTINUE TO BE VOLATILE AND DECLINE.

     The trading price of our common stock has fluctuated widely in the past and is expected to continue to do so in the future, as a result of a number of factors, many of which are outside our control. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, and that have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations has adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Current pending securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources. . Our common stock reached a high of $2.53 during the year ended March 31, 2002 and traded as low as $0.25 during the six months ended September 30, 2002.

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

WE MAY EXPERIENCE INCREASING DIFFICULTY COLLECTING AMOUNTS DUE FROM OUR CUSTOMERS.

     We continue to pursue collection of outstanding accounts receivable; however, we may be unable to collect any of the outstanding accounts receivable. With the recent economic slow down and the down turn in the market for products and services offered by our customers, many of these customers are forecasting that their revenue for the foreseeable future will be lower than anticipated, and some customers have experienced or are likely to experience serious cash flow problems and even bankruptcy. Economic conditions affecting our customers could cause customers to become unable or unwilling to pay us in a timely manner, or at all, for products and services that we have provided them. These customers may also use our bankruptcy filing, sale to PeopleSoft and termination of relations with the customer as a reason to withhold payment on outstanding accounts receivable. We have established allowances that we believe are sufficient to cover losses due to bad debts.

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

EQUITY INVESTMENTS RISK

     We have also invested in a small number of privately held companies, almost all of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. Our investments are carried at cost unless a decline in the value of the investment occurs, and at such time the investment is written down to its estimated fair value. Investments in privately held Companies at September 30, 2002 aggregated $25,000 and are included in long-term investments in the accompanying condensed consolidated balance sheets. We monitor these investments for changes in value, including impairment, by reference to factors such as the companies’ technology, product launch, funding and liquidity.

ITEM 4. CONTROLS AND PROCEDURES

     (a)  Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days prior to the filing date of this report. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures are effective.

     (b)  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

     On or around March 27, 2001, a class action lawsuit was filed on behalf of all holders of Calico securities in the Southern District of New York against Calico, CEO Alan Naumann, directors William Unger and Bernard LaCroute, and former director William Paseman, SDR Investors, LP v. Calico Commerce, Inc. et al., 01CIV 2601. Plaintiffs allege, among other things, that the investment banks which underwrote Calico’s initial public offering of securities, and others, received commissions and made agreements which were not disclosed, but should have been disclosed in the initial public offering prospectus, and which affected the price of Calico securities. Plaintiffs attempt to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, and under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated by the Securities Exchange Commission. Other class action lawsuits on behalf of essentially the same putative class, making substantially the same allegations and making some or all of the same claims, have been filed in the same jurisdiction by different lawyers. Several of these lawsuits also name Calico’s former Chief Financial Officer Art Knapp. All of the Calico actions have been consolidated for pre-trial purposes before Judge Shira A. Scheindlin, United States District Judge for the Southern District of New York, together with more than one thousand actions making virtually identical allegations against the same and additional investment banks, approximately 350 other issuers of securities which conducted initial public offerings in 1998-2000, and numerous individuals associated with such issuers. The consolidated litigation is known as the “Initial Public Offering Securities Litigation.” No specific amount of damages is sought against the Calico Defendants in the litigation, and no time has been set for the Calico defendants to respond to the complaints. The Company believes that the allegations against the Calico Defendants in the litigation are without merit, and intends to vigorously defend the litigation. On November 1, 2002 the Court heard the issuers’ and underwriters’ motion to dismiss. Calico is now awaiting the outcome of the motion to dismiss. The Court has not provided any indication with regard to when it intends to render a decision.

     On June 16, 2000, Calico demanded that BigMachines.com make payments due under its March 2000 license and service agreements between BigMachines.com and Calico, and cease and desist from improperly using Calico’s name and trademarks. Calico claims that $1,030,315 is due under the license and service agreements, including late fees, and seeks an unknown amount in damages from improper use of Calico’s name and marks. BigMachines.com has denied that amounts are due to Calico. On September 12, 2001 BigMachines and Calico unsuccessfully participated in a mediation. Calico is informed that on June 27, 2001 BigMachines filed an action against Calico in the Superior Court of San Mateo County alleging causes of action for fraud, rescission, negligent misrepresentation, and breach of contract. Calico was never served with this summons or complaint in this action prior to the filing of the Company’s petition pursuant to Chapter 11 of the bankruptcy code. On March 4, 2002 Calico filed and served a Complaint in the United States Bankruptcy Court as Adversary Proceeding Number 02-5064. On April 8, 2002 Calico was served with BigMachines’ Answer and Counterclaim for Rescission, Fraud, Negligent Misrepresentation and Breach of Contract. Calico has not yet responded to BigMachines’ counterclaim, and has not initiated any discovery. Settlement negotiations between Cailco and BigMachines continue. Calico intends to aggressively prosecute its affirmative claims against BigMachines, and will vigorously defend against those claims made by BigMachines against Calico. Calico and

BigMachines have tentatively scheduled a mediation for December 2, 2002 through the Bankruptcy Dispute Resolution Program. Calico is hopeful that this matter can be resolved at mediation.

     On August 17, 2001 Calico made a demand for payment of $357,870 from Motorola, Inc. for amounts passed due on a Professional Services Agreement and a September 19, 2000 letter agreement between Calico and Motorola. Motorola and Calico engaged in preliminary negotiations regarding this sum, from which no significant settlement prospects emerged. Calico continues to assess its collection strategy with regard to the matter.

     Calico has also initiated litigation against a former Calico employee by the name of Stephen Leahy. On March 2, 2000 Calico issued a loan of $450,000 to Mr. Leahy. Pursuant to a promissory note and security agreement executed contemporaneously with the loan, the repayment on the loan was to occur on or before November 30, 2000. Mr. Leahy ceased employment thereafter, and the Company has not received repayment on the outstanding loan. On or about March 15, 2002 Calico filed and served a complaint in the Bankruptcy Court as Adversary Proceeding No. 02-5111 against Mr. and Mrs. Leahy. Following initial status conferences in this matter, counsel for Calico and the Leahys stipulated that the matter be handled in the U.S. District Court for the Northern District of California instead of the Bankruptcy Court. The case was recently transferred out of the Bankruptcy Court to the District Court, and Calico intends to pursue its remedies aggressively in that jurisdiction.

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

Date: November 22, 2002	/s/ James B. Weil

James B. Weil President & Chief Executive Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE AND FINANCIAL OFFICER

     I, James Weil, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Calico Commerce, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with a respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 22, 2002	/s/ James B. Weil

James B. Weil President & Chief Executive Officer (Principal Executive and Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1(1)	Certificate of Incorporation

3.2(1)	Bylaws

99.1	Certification by Chief Executive Officer and Principal Financial Officer

(1)	Incorporated herein by reference to Calico’s Registration Statement on Form S-1, as amended (File No. 333-82907)