Form 10-Q
period 2002-12-31
CALICO COMMERCE INC/
filed 2003-03-24
CIK 1081154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED
DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-27431

CALICO COMMERCE, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	77-0373344

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

1325 HOWARD AVENUE, PMB #624 BURLINGAME, CALIFORNIA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	94010 (ZIP CODE)

(408) 975-7400
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

(1) YES ☒	NO ☐
(2) YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES ☐	NO ☒

As of February 12, 2002 there were 35,868,280 shares of the registrant’s common stock outstanding.

CALICO COMMERCE, INC. AND SUBSIDIARIES

FORM 10-Q
QUARTER ENDED DECEMBER 31, 2002

CALICO COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

On December 14, 2001, Calico Commerce, Inc (the “Debtor”) filed a voluntary petition for relief (the “Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). Please see Note 3 of the Notes to the Condensed Consolidated Financial Statements.

	December 31,	March 31,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$26,842	$26,536
Restricted cash	—	500
Accounts receivable, net	—	380
Other current assets	914	1,991

Total current assets	27,756	29,407
Long-term investments	25	160
Restricted cash	—	600
Property and equipment, net	—	218
Other assets	—	190

	$27,781	$30,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$723	$203
Accrued liabilities	344	1,058

Total current liabilities	1,067	1,261
Liabilities subject to compromise	3,572	5,264

	4,639	6,525

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock	—	—
Common stock	35	35
Additional paid-in capital	226,785	226,785
Other comprehensive loss	(69)	(44)
Accumulated deficit	(203,609)	(202,726)

Total stockholders’ equity	23,142	24,050

Total liabilities and stockholders’ equity	$27,781	$30,575

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Net revenue:
License	$—	$458	$—	$2,131
Services	—	633	—	2,591

Total net revenue	—	$1,091	—	$4,722

Cost of net revenue:
License	—	12	—	202
Amortization of purchased technology	—	—	—	—
Services	—	850	—	2,739

Total cost of net revenue	—	862	—	2,941

Gross profit	—	229	—	1,781

Operating expenses:
Sales and marketing	—	1,674	—	6,549
Research and development	—	1,334	—	5,444

General and administrative	229	1,409	1,477	5,759

Impairment and loss on disposal of long-lived assets	—	148	—	1,756
Restructuring and other activities	—	221	—	1,957
Other tax expense (benefit)	47	(190)	311	(206)

Total operating expenses	276	4,596	1,788	21,259

Loss from operations	(276)	(4,367)	(1,788)	(19,478)

Other income (expenses):

Chapter 11 related reorganization items	676	(2,476)	389	(2,476)
Realized gain on sale of securities	—	16,558	—	16,558
Impairment of long-term investments	—	(390)	(135)	(390)
Interest and other net	95	(211)	433	114

Income (loss) before taxes	495	9,114	(1,101)	(5,672)
Income tax benefit (expense)	—	(20)	218	25

Net income (loss)	$495	$9,134	$(883)	$(5,647)

Other comprehensive income (loss):
Unrealized gain on investments	—	12,258	—	16,558
Reclassification adjustment for gains included in net income (loss)	—	(16,558)	—	(16,569)
Foreign currency translation adjustments	23	20	(25)	30

Comprehensive income (loss)	$518	$4,854	$(908)	$(5,628)

Net income (loss) per share:
Basic income (loss) per share	$0.01	$0.26	$(0.02)	$(0.16)

Weighted average shares	35,868	35,183	35,868	35,134

Diluted income (loss) per share	$0.01	$0.26	$(0.02)	$(0.16)

Weighted average shares	39,417	35,349	35,868	35,134

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

	Nine Months Ended
	December 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(883)	$(5,647)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21	1,451
Amortization of unearned compensation	—	7
Reversal of provision for doubtful accounts	(8)	(6)
Loss/(gain) on disposal of assets	(20)	997
Loss on impairment of investments	135	390
Impairment of long-lived assets	—	910
Release of cash restriction under asset sale escrow agreement	500	—
Forgiveness of stockholder notes receivable	—	591
Changes in assets and liabilities:
Accounts receivable	388	2,002
Other assets	1,267	(1,102)
Accounts payable	520	(1,731)
Accrued liabilities	(714)	(6,072)
Deferred revenue	—	(501)
Other liabilities	—	35
Liabilities subject to compromise	(1,092)	—

Net cash provided by (used in) operating activities	114	(8,676)

Cash flows from investing activities:
Purchases of property and equipment	—	(221)
Proceeds from sale of property and equipment	217	106
Sale of securities	—	24,405
Purchases of short-term investments	—	(22,458)
Release of restricted cash to cash equivalents	—	200
Maturity of short-term investments	—	21,354

Net cash provided by investing activities	217	23,386

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	23
Common stock repurchases	—	(103)
Proceeds from repayments of stockholder notes receivable	—	10
Restriction of cash for collateral of notes payable	—	(500)
Release of restricted cash	—	1,258
Repayments of notes payable	—	(1,826)
Principal payments under capital lease obligations	—	(88)

Net cash used in financing activities	—	(1,226)

Effect of foreign exchange on cash	(25)	30
Net increase (decrease) in cash and cash equivalents	306	(13,514)
Cash and cash equivalents at beginning of period	26,536	8,354

Cash and cash equivalents at end of period	$26,842	$21,868

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

     The accompanying condensed consolidated financial statements as of December 31, 2002 and for the three and nine months ended December 31, 2002 and 2001 are unaudited and have been prepared on a basis consistent with the March 31, 2002 audited financial statements and include all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of these periods. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its Form 10-K for the fiscal year ended March 31, 2002. The results of operations for the three- and nine- months ended December 31, 2002 are not necessarily indicative of results to be expected for the entire year or any other period.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The Company believes that the adoption of SFAS 146 will not have a material impact on its financial statements.

     In November 2002, the FASB issued SFAS Interpretation No. 45 (“FIN45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

NOTE 3 — SALE OF ASSETS TO PEOPLESOFT, INC. AND VOLUNTARY PETITION FOR REORGANIZATION RELIEF UNDER CHAPTER 11

     On December 12, 2001, the Company executed an Asset Purchase Agreement (the “Agreement”) with PeopleSoft, Inc., a Delaware corporation (“PeopleSoft”) providing for the sale by the Company of its intellectual property and substantially all of its operating assets to PeopleSoft for $5.0 million in cash. Pursuant to the terms of the Agreement, on December 14, 2001 (the “Petition Date”), the Company filed a voluntary petition for relief under Chapter 11 (“Chapter 11”) of title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California (the “Bankruptcy Court”) under Case No. 01-56101 (“Chapter 11 Case”). On January 25, 2002, the Bankruptcy Court approved the sale of assets to PeopleSoft, and the sale closed on February 6, 2002. At the closing, the Company transferred the purchased assets to PeopleSoft and PeopleSoft paid to the Company the sum of $4.5 million. The remaining $500,000 of the purchase price was held in escrow to satisfy any potential claims that PeopleSoft may have made under the Agreement, and was paid in full to the Company during the quarter ended September 30, 2002.

     As a result of the sale to PeopleSoft, the Company no longer owns any intellectual property and few operating assets, is no longer selling product, and is prohibited by the terms of the Agreement with PeopleSoft from competing with PeopleSoft’s operation of the business.

     The Company is currently operating as debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Code, provided, however, that as a result of the sale to PeopleSoft, the Company no longer has operating assets nor sells any products. Although the Chapter 11 Case does not include any of the subsidiaries of Calico Commerce (collectively, the “Non-Debtor Subsidiaries”) (only the net realizable value of investments held by Calico Commerce, Inc. in the Non-Debtor Subsidiaries are included as assets in the Chapter 11 Case), the Company is in the process of winding-up, dissolving, or liquidating all of its subsidiaries. In addition, prior to filing the Chapter 11 Case, ConnectInc.com and FirstFloor Software, Inc., two of the Company’s domestic subsidiaries, were merged into the Company and no longer exist as separate subsidiaries.

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

     The Bankruptcy Court has entered a further order extending the period during which the Debtor shall have the exclusive right to propose a plan of reorganization in the bankruptcy proceeding to April 30, 2003. If Calico does not file a plan by April 30, 2003, or does not obtain acceptance of the plan by June 29, 2003, other parties in interest may be permitted to propose their own plan or plans of reorganization for the Company.

     The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and the Company’s stockholders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Case. Currently, subject to resolution of outstanding contingent claims, the Company believes that all known, non-disputed, non-contingent claims will be paid in full. However, the Company is subject to certain contingent liabilities as described in Note 9 below. Consequently, there is no assurance that there will be sufficient assets to satisfy the Debtor’s pre-petition liabilities in whole. Under a plan of reorganization, if contingent claims are allowed in an amount greater than expected, pre-petition creditors could receive less than 100% of the face value of their claims. Although the Company expects that it will have excess assets after payment of liabilities, and that there is value for the Company’s equity securities, there is no assurance that the holders of the Company’s equity securities will receive value for their interests. Until resolution of such claims, the Company may be unable to make a distribution to its equity securities, if at all. In addition, the Company has not yet determined what will be its proposed plan, whether it will liquidate and distribute all remaining assets after satisfaction of liabilities, or whether it will merge or combine with or be sold to another entity. It is not possible to predict the outcome of the Chapter 11 Case, the terms and provisions of any plan of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the creditors of the Company or the interests of the Company’s equity security holders, until all disputed and contingent claims have been resolved.

     As of December 31, 2002, the Company had $26.8 million of cash and cash equivalents. The Company expects that its cash on hand will provide sufficient funds to allow it to meet its post-petition debt and capital requirements, while a plan of reorganization is developed and considered. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Company and its subsidiaries) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, upon obtaining confirmation of a plan of reorganization under the Bankruptcy Code that provides for the continued operation of the Company, which in turn would require the merger or acquisition of the Company by an entity with a going concern. The consolidated financial statements contain no adjustments related to this uncertainty.

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

     Should the Company at any time elect to pursue an orderly wind down and complete cessation of its business operations, upon necessary approvals it will present its balance sheet under the liquidation basis of accounting, under which the accompanying unaudited condensed financial statements would include adjustments that reflect the effects on the recoverability and classification of assets or amounts, as well as the classification and amounts of liabilities of the Company’s decision to pursue an orderly wind down. The liquidation basis of accounting requires the Company to accrue an estimate for all liabilities and related expenses to be incurred during the wind down period. Additionally, assets are stated at their net realizable value and liabilities are stated at their anticipated settlement amounts. The estimated net realizable value of assets represents management’s best estimate of the recoverable value of the assets, net of selling expenses, and without consideration for the effect that the settlement of any litigation may have on the value of the assets. The assets are held at their net realizable value until they are sold or liquidated. Because the Company has sold substantially all of its assets, including most of its intellectual property, the Company believes that its long-lived assets included on the accompanying balance sheet at December 31, 2002 closely approximates the net realizable value of such remaining assets under the liquidation basis of accounting. Had the Company adopted the liquidation basis of accounting as of December 31, 2002, there likely would be additional adjustments recorded to reduce the carrying value of other current assets, as well as adjustments to accrue the estimated costs of liquidation.

     As reflected in the Condensed Consolidated Financial Statements, “Liabilities subject to compromise” refer to the Company’s liabilities incurred prior to the commencement of the Chapter 11 Case. The amounts of the various liabilities that are subject to compromise are included in the financial statements set forth below (the “Condensed Combined Debtor-in-Possession Financial Statements”). These amounts represent the Company’s estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Case. Such claims remain subject to future adjustment. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim, or other events. Payment terms for these amounts will be established in connection with the Chapter 11 Case.

     Pursuant to the Bankruptcy Code, schedules have been filed by Calico with the Bankruptcy Court setting forth the assets and liabilities of Calico. The Company is researching differences between amounts recorded by it and claims filed by creditors and expects to resolve any remaining differences as part of the Chapter 11 Case or in the plan of reorganization. All bar dates established by the Bankruptcy Court for the filing of proofs of claim against the Company have expired for most claims. As of December 31, 2002, the ultimate number and allowed amounts of such claims were not known as a result of certain contingent claims, including a disputed claim filed in excess of $62 million relating to securities class action claims filed against us, and a disputed claim filed for approximately $1.8 million by one of our former customers. See “Legal Proceedings” in Part II, Item 1 below.

The Company has adopted the following general guidelines with respect to accounting for liabilities subject to compromise:

Accrual for Claims

The Company follows the general provisions of SFAS 5, “Accounting for Loss Contingencies” when determining the timing and amount of liabilities relating to claims filed in the bankruptcy proceeding that are to be recorded as liabilities of the Company. Accordingly, the amount and timing of any accrual made for claims is based upon management’s assessment the validity and enforceability of each such claim, and a liability is recorded on if it meets two main criteria: 1) it is probable that a liability has been incurred; and 2) the amount of the claim is reasonably estimable.

Release of Claims Accruals:

Once the Company has reserved for a particular claim, the Company will not release the reserve before there is reasonable certainty that all related contingencies concerning the claim have been removed and the claim has been determined, allowed or disallowed. The Company considers the following factors prior to determining that a reversal of the liability booked for a reserved claim, in whole or in part, is appropriate in any period:

•	Passage of the claims bar date for that particular type of claim;
•	Whether the claim has been rejected, amended, or withdrawn;
•	Analysis of the validity of the claim, after consultation with counsel;
•	Expiration of the contract underlying contract claims in the case of executory contracts, whether such contract has been assumed or rejected by the Company;
•	The ability of the claimant to amend a filed claim, assert additional related claims, or file a claim after the bar date claims has passed;
•	Management’s general overall assessment (on a case-by-case basis) of the likelihood that the claim will be dismissed, withdrawn, or reduced.

Each of these factors, where applicable, are assessed prior to the release or reduction of any claim that has previously been accrued by the Company.

     The liabilities subject to compromise in the condensed consolidated and condensed debtor-in-possession balance sheets consist of the following items at December 31, 2002 (in thousands):

Accounts payable and accrued expenses	$588
Estimated allowable claims for rejection of executory contracts	724
Estimated allowable claims for rejection of unexpired leases	2,207
Taxes payable	53

Total liabilities subject to compromise	$3,572

     The Company has rejected certain leases and executory contracts as allowed by the Bankruptcy Code. For leases that the Company has rejected, the Company had recorded an accrual of $2.9 million for the estimated maximum amount of allowable claims under the Bankruptcy Code, which consists of estimated lease payments for 12 months from the filing date of the bankruptcy proceeding. During the quarter ended September 30, 2002, upon approval by the Bankruptcy Court, the Company utilized a $600,000 letter of credit, which was maintained to collateralize the lease obligation on its corporate headquarters, to offset what the Company expects is the maximum amount of the allowable claim for rejection of the underlying lease. This letter of credit, which previously was classified as long-term restricted cash, has been used to reduce the liabilities subject to compromise on the accompanying condensed consolidated balance sheet as of December 31, 2002. In addition, upon approval by the Bankruptcy Court, the Company utilized a $184,000 lease deposit on this facility to further offset its estimated maximum allowable claim for this lease. This deposit, which was previously classified as a long-term asset, has been reflected as a reduction of liabilities subject to compromise on the accompanying condensed consolidated balance sheet as of December 31, 2002. The remaining accrual is included in liabilities subject to compromise in the accompanying condensed consolidated and condensed debtor-in-possession balance sheets.

     The $676,000 and $389,000 for Chapter 11 related reorganization items in the condensed consolidated and condensed debtor-in-possession statements of operations consisted of approximately $840,000 and $840,000 of accrued claims released to income, offset, in part, by approximately $160,000 and $434,000 of professional fees, $4,000 and $17,000 in fees paid to the U.S. Trustee, for the three and nine months ended December 31, 2002, respectively.

     In accordance with SOP No. 90-7, condensed debtor-in-possession financial statements of the Company are presented below. Such financial statements have been prepared on the same basis as the condensed consolidated financial statements and include investments in its subsidiaries at net realizable value and are presented as follows:

CALICO COMMERCE, INC.

Condensed Debtor-in-Possession Statement of Operations
For the Three and Nine Months Ended December 31, 2002
(In Thousands)
(Unaudited)

	Three Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2002	2002

Net revenue	—	—
Cost of net revenue	—	—

Gross profit	—	—

Operating expenses:
General and administrative	$249	$1,452
Other expenses	46	310

Total operating expenses	295	1,762

Loss from operations	(295)	(1,762)
Chapter 11 related reorganization items	676	389

Net gain realized from long-term investments and intercompany balances	18	198
Other income/(expense), net	25	322

Income/ (Loss) before income taxes	424	(853)
Income tax benefit	—	227

Net Income/ (loss)	$424	$(626)

CALICO COMMERCE, INC.

Condensed Debtor-in-Possession Balance Sheet
December 31, 2002
(In Thousands)
(Unaudited)

December 31,
2002

ASSETS
Current assets:
Cash and cash equivalents	$26,698
Other current assets	910

Total current assets	27,608
Long-term investments	25
Investments in Non-Debtor Subsidiaries	—
Other assets	—

$27,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$723
Accrued liabilities	344

Total current liabilities	1,067
Liabilities subject to compromise	3,572

4,639

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock	—
Common stock	35
Additional paid-in capital	226,785
Other comprehensive income	9
Accumulated deficit	(203,835)

Total stockholders’ equity	22,994

Total liabilities and stockholders’ equity	$27,633

CALICO COMMERCE, INC.

Condensed Debtor-in-Possession Statement of Cash Flows
For the Nine Months Ended December 31, 2002
(In Thousands)
(Unaudited)

2002

Cash flows from operating activities:
Net loss	$(626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21
Gain on disposal of assets	(20)
Release of cash restriction under asset sale escrow agreement	500
Net gain on impairment of investments and intercompany balances	(198)
Changes in assets and liabilities:
Other assets	1,249
Accounts payable	540
Accrued liabilities	(549)
Deferred revenue	—
Liabilities subject to compromise	(1,092)

Net cash used in operating activities	(175)
Cash flows from investing activities:
Proceeds from sale of property and equipment	218
Net cash collected from Non-Debtor subsidiaries	933

Net cash provided by investing activities	1,151
Effect of foreign exchange on cash	(6)

Net increase in cash and cash equivalents	970

Cash and cash equivalents at beginning of period	25,728

Cash and cash equivalents at end of period	$26,698

NOTE 4: REVENUE RECOGNITION

     The Company did not record any revenues during the three and nine months ended December 31, 2002, nor does it expect to record any revenues in the foreseeable future. In addition, as a part of the sale of its assets to PeopleSoft in February 2002, PeopleSoft agreed to support the most recent releases of Calico’s products for up to one year, and the Company ceased to recognize revenue on the amortization of deferred maintenance and support obligations (See Note 5).

     Historically, revenues were derived from software licenses and related services, which included implementation and integration, technical support, training and consulting and were recognized under the applicable provisions set forth under AICPA Statement of Position No. 97-2 (“SOP No. 97-2). For contracts with multiple elements, and for which vendor-specific objective evidence of fair value for the undelivered elements exists, revenue has been recognized for the delivered elements based upon the residual contract value as prescribed by SOP No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.” All revenues reported for the three and nine months ended December 31, 2001 were recognized in accordance with SOP No. 97-2 and SOP No. 98-9.

NOTE 5: PRE-FILING ACCOUNTS RECEIVABLE AND CUSTOMER SUPPORT OBLIGATIONS

     As part of the sale of assets to PeopleSoft, PeopleSoft assumed responsibility for the collection of certain accounts receivable of the Company through May 6, 2002, and remitted the proceeds to the Company. As of December 31, 2002, there remained $1.1 million of accounts receivable outstanding, which the Company continues to try to collect, and which is fully reserved on the accompanying condensed consolidated balance sheet.

     In addition, PeopleSoft agreed to support the most recent releases of the Company’s products until February 2003 for the contracts and customers transferred to PeopleSoft. This provided most customers with support for the period and support level for which they originally contracted with the Company. In the quarter ended March 31, 2002, the Company reclassified the remaining amount of deferred revenue for these support obligations to other accrued liabilities, and ceased to recognize revenue on the amortization of these obligations. The Company periodically assesses actual and contingent liabilities surrounding these support obligations and adjusts the amount of the liability as appropriate. As of December 31, 2002, the total liability included on the consolidated balance sheet related to these obligations totaled approximately $0. These obligations were released because the support period had expired and the related claims bar dates had passed. Other amounts accrued relating to liability under prior contracts for support obligations are included under Liabilities Subject to Compromise.

NOTE 6: NET EARNINGS (LOSS) PER SHARE

     Basic net earnings (loss) per share is computed by dividing the net loss attributable to holders of Common Stock for the period by the weighted average number of shares of Common Stock outstanding during the period. Loss per share for the nine months ended December 31, 2002 and December 31, 2001 are the same as basic net loss per share because the calculation of diluted net loss per share excludes potential shares of Common Stock since their effect is antidilutive. Potential shares of Common Stock consist of incremental common shares issuable upon the exercise of stock options. The following tables set forth the computation of basic and diluted net earnings (loss) per share for the periods indicated (in thousands, except per share amounts):

	THREE MONTHS
	ENDED DECEMBER 31,

	2002	2001

Numerator:
Net income/(loss)	$495	$9,134

Denominator:
Weighted average shares	35,868	35,326
Weighted average unvested shares of common stock subject to repurchase	—	(143)

Denominator for basic calculation	35,868	35,183

Weighted average effect of dilutive securities
Weighted average common shares subject to repurchase	—	143
Incremental shares from employee stock options	3,549	23
Denominator for diluted calculation	39,417	35,349

Net earnings (loss) per share:
Basic	$0.01	$0.26

Diluted	$0.01	$0.26

	NINE MONTHS
	ENDED DECEMBER 31,

	2002	2001

Numerator:
Net income/(loss)	$(883)	$(5,647)

Denominator:
Weighted average shares	35,868	35,322
Weighted average unvested shares of common stock subject to repurchase	—	(188)

Denominator for basic and diluted calculation	35,868	35,134

Net loss per share:
Basic and diluted	$(0.02)	$(0.16)

NOTE 7: COMPREHENSIVE INCOME (LOSS)

     Comprehensive income is defined as the change in equity during the period arising from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net loss and comprehensive income/(loss) for the Company arises from foreign currency translation adjustments and unrealized gains/(losses) on securities. As of December 31, 2002, accumulated other comprehensive loss totaled approximately $69,000.

NOTE 8: RELATED PARTY TRANSACTIONS:

     In exchange for the issuance of Common Stock upon the exercise of options in the years ended March 31, 2000 and 1999, the Company received notes receivable from certain employees of the Company, which bore simple interest at various rates ranging from 5.54% to 6.65% per annum. The notes, which were collateralized by the underlying shares of Common Stock, were full recourse and matured on various dates through fiscal 2002.

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

     In March 2000, the Company advanced $450,000 to an employee for a home loan and received a note receivable, which bears simple interest at a rate of 6.45%. The employee granted the Company a security interest in all of the employee’s assets, including vested and unvested stock options granted to the employee and any proceeds from the sale of such options, to secure the note. The note was due November 30, 2000. During fiscal 2001, the maturity date on this note was extended to November 30, 2001. As of February 2001, the Company no longer employed the individual. As of December 31, 2002, the note remains unpaid and outstanding, and the Company is pursuing legal action against the former employee as part of its continuing collection efforts.

     In July 2001, Mr. James B. Weil replaced Mr. Alan Naumann as the Company’s Chief Executive Officer and Mr. Gary Sbona was appointed to the Board of Directors. In addition, the Company entered into an agreement with Regent Pacific Management Corporation (“Regent Pacific”), a management firm of which Mr. Sbona is the Chief Executive Officer and Mr. Weil is a principal, pursuant to which Regent Pacific has provided management services to the Company, including the services of Mr. Sbona and Mr. Weil, and other Regent Pacific personnel. The initial agreement had a 6-month term commencing July 2001 with a minimum cash compensation to Regent Pacific of $1.3 million for that period. As of December 31, 2001 the Company had recorded all $1.3 million of management fees related to this agreement. In December 2001, the Company amended the agreement with Regent Pacific to extend the noncancellable term of the agreement to May 2002, and in connection herewith, paid to Regent Pacific $750,000 as fees due for the noncancellable portion of the agreement. In addition, Mr. Gary Sbona was granted options to purchase 3,548,777 shares of the Company’s Common Stock. Vesting on all of these options accelerated as a result of the sale to PeopleSoft, and these options are now fully vested and exercisable. As of December 31, 2002, the Company had a retainer payment of $200,000 to Regent Pacific, which is included in other current assets on the accompanying condensed consolidated balance sheet.

     In September of 1999, the Company entered into an agreement with Accenture to procure consulting services. Mr. Joel Friedman, a former member of the Company’s Board of Directors, is a director of this professional services company. Under this purchase agreement, the Company agreed to engage Accenture to provide a minimum of $1.0 million of consulting services over the following 18-month period, ending March 2001. The services provided to the Company were priced reflecting a customary discount from the provider’s standard rates. As of December 31, 2002, there was approximately $165,000 remaining under this purchase obligation. This amount is included in liabilities subject to compromise on the Company’s balance sheet as of December 31, 2002.

     Options granted under the Company’s 2000 Non-officer Stock Option Plan are subject to acceleration upon a change of control of the Company. As a result of the sale to PeopleSoft, 25% of the options outstanding under this plan accelerated and became vested and exercisable. All options outstanding under the Company’s stock option plans terminated as of the closing date of the sale to PeopleSoft. Accordingly, immediately prior to the closure of the sale to PeopleSoft, options to purchase 543,345 shares of common stock were exercised at a weighted average exercise price of $0.175 per share, and options to purchase 2,064,406 shares were terminated and cancelled. Except for the options outstanding to Mr. Gary Sbona, the Company no longer has any options outstanding.

NOTE 9: COMMITMENTS AND CONTINGENCIES:

As part of its Bankruptcy Filing, the Company rejected certain of its leases as allowed by the Bankruptcy Code. Certain of the facility leases that the Company rejected had been previously exited and the estimated future sub-lease losses through the term of the leases were accrued under the restructuring plans. The accrual as of December 31, 2002 is included in liabilities subject to compromise in the accompanying condensed consolidated balance sheets. (See Note 3).

     Future minimum payments under non-cancelable operating leases by fiscal year, before and after giving effect to leases, which the Company has rejected, are as follows (in thousands):

			ESTIMATED
			EFFECT OF	NET
	MINIMUM	SUBLEASE	REJECTED	MINIMUM
YEAR	RENTALS	RENTALS	LEASES	RENTALS

2002	$720	$(335)	$(146)	$239
2003	2,867	(1,341)	(1,492)	34
2004	2,687	(373)	(2,293)	21
2005	2,661	(285)	(2,356)	20
2006	1,190	(214)	(959)	17

Total minimum lease obligations	$10,125	$(2,548)	$(7,246)	$331

LETTER OF CREDIT

     During the quarter ended September 30, 2002, upon approval by the Bankruptcy Court, the Company utilized a $600,000 letter of credit which was maintained to collateralize the lease deposit on its corporate headquarters, to offset what the Company expects is the maximum amount of the allowable claim for rejection of the underlying lease. This letter of credit, which previously was classified as long-term restricted cash, has been reflected as a reduction of liabilities subject to compromise on the accompanying balance sheet as of December 31, 2002.

PURCHASE COMMITMENTS

     In September of 1999, the Company entered into an agreement with Accenture to procure consulting services. Mr. Joel Friedman, a former member of the Company’s Board of Directors, is a director of this professional services company. Under this purchase agreement, the Company agreed to engage Accenture to provide a minimum of $1.0 million of consulting services over the following 18-month period, ending March 2001. The services provided to the Company were priced reflecting a customary discount from the provider’s standard rates. As of December 31, 2002 there was approximately $165,000 remaining under this purchase obligation, which is included in liabilities subject to compromise on the accompanying balance sheet as of December 31, 2002.

     In addition, the Company entered into an agreement with Regent Pacific Management Corporation (“Regent Pacific”), a management firm of which Mr. Sbona is the Chief Executive Officer and Mr. Weil is a principal, pursuant to which Regent Pacific will provide management services to the Company, including the services of Mr. Sbona and Mr. Weil, and other Regent Pacific personnel. The initial agreement had a six-month term commencing July 2001 with a minimum cash compensation to Regent Pacific of $1.3 million for that period. As of December 31, 2001 the Company had recorded all $1.3 million of management fees related to this agreement. In December 2001, the Company amended the agreement with Regent Pacific to extend the noncancellable term of the agreement to May 2002, and in connection herewith, paid to Regent Pacific $750,000 as fees due for the noncancellable portion of the agreement. There are no additional amounts payable to Regent Pacific at December 31, 2002, although Regent Pacific continues to provide services to the Company, and the may incur future charges related to such services. As of December 31, 2002, the Company had a retainer payment of $200,000 to Regent Pacific, which is included in other current assets on the accompanying condensed consolidated balance sheet.

CONTINGENCIES

SECURITIES CLASS ACTIONS

     On or around March 27, 2001, a class action lawsuit was filed on behalf of all holders of Calico securities in the Southern District of New York against Calico, five of its officers and\or directors, and the investment banks which underwrote Calico’s initial public offering of securities. The case is now captioned as In re Calico Commerce, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-9922 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.).

     On or about April 19, 2002, plaintiffs electronically served an amended complaint. That complaint no longer names Calico as a defendant, however, on April 4, 2002, the Plaintiffs, asserting a class action claim of in excess of $62.0 million, filed a Proof of Claim with the Bankruptcy Court. The Company intends to object to this claim in the Bankruptcy Case if the claim is not settled or otherwise resolved; however, we are unable to estimate the possible range of damages that could be awarded as a result of the lawsuits or settlement of the claim. The amended complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offering did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

     The Company is aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, the Calico individual defendants (as well as all other issuer defendants) filed a motion to dismiss the complaint. On February 19, 2003, the Court ruled on the motions to dismiss. The Court denied the motions to dismiss claims under the Securities Act of 1933 in all but 10 of the cases, including the case involving the Company. The Court denied the motion to dismiss the claim under Section 10(a) of the Securities Exchange Act of 1934 against the Company and 184 other issuer defendants, on the basis that the amended complaints in these cases alleged that the respective issuers had acquired companies or conducted follow-on offerings after their initial public offerings. The Company intends to ask the Court to clarify its ruling in this regard, as the amended complaint does not name Calico as a defendant. With respect to the Calico individual defendants, the motion to dismiss the Section 11, Section 15, and Section 20(a) claims was denied. The motion to dismiss the Section 10(a) claims was granted with prejudice as to four individual defendants, and denied as to a fifth individual defendant on the basis that the defendant sold stock. The Company believes that the allegations against the Calico Defendants in the litigation are without merit, and intends to vigorously defend the litigation.

DISPUTED CLAIMS

     In addition to the contingent claim filed by the plaintiffs in the securities class action described above, creditors of the Company have filed claims in the bankruptcy proceeding that include claims, or portions of claims, that are disputed by the Company, in the approximate aggregate amount of $2.8 million. Those amounts were scheduled and now, as a formality, we have to object to them so that they will be removed from the schedules. These amounts have been paid. One former customer of the Company has filed a claim in connection with the Company’s rejection of its executory contract with the customer, in the amount of approximately $1.8 million, representing amounts that the customer claims are due for return of software license fees and maintenance and support fees previously paid to Calico. The Company believes that the claim is without merit, and intends to vigorously oppose the allowance of the claim. Another former customer of the Company has filed a setoff claim for approximately

$307,000 against any claims that the Company files against it. The Company believes that the setoff claim is without merit and is pursuing outstanding amounts due under a Professional Services Agreement.

NOTE 10: RESTRUCTURING

     The following table lists the components of the Company’s restructuring charges for the nine months ended December 31, 2002 (in thousands):

		EXCESS
		FACILITIES
	EMPLOYEE	AND
	COSTS	EQUIPMENT	TOTAL

Balance at March 31, 2002	36	24	60
Reserve utilized	(36)	—	(36)

Balance at December 31, 2002	$—	$24	$24

NOTE 11: GAIN ON DISPOSAL OF LONG-LIVED ASSETS

     During the nine months ended December 31, 2002, the Company sold excess furniture and fixtures and computer equipment with a net book value of approximately $197,000 for proceeds of approximately $217,000, which were paid in July and September 2002. These assets represented substantially all of the Company’s remaining long-lived assets. The Company recognized net gains of approximately $20,000 from the sale of those assets during the three months ended September 30, 2002. There were no such gains or losses recognized during the three months ended December 31, 2002.

NOTE 12: IMPAIRMENT OF LONG TERM INVESTMENTS

     During the three and nine months ended December 31, 2002, the Company recorded an impairment charge of $0 and $135,000, respectively, against one of its long-term investments in a third party to properly reflect this investment at its net realizable value.

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

     We are currently operating as debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Code, provided, however, that as a result of the sale to PeopleSoft, we no longer have operating assets nor sell any products. Although the Chapter 11 Case does not include any of our subsidiaries (collectively, the “Non-Debtor Subsidiaries”) (only the net realizable value of investments held by Calico Commerce in the Non-Debtor Subsidiaries are included as assets in the Chapter 11 Case), we are in the process of winding up, dissolving, or liquidating all of our subsidiaries. In addition, prior to filing the Chapter 11 Case, ConnectInc.com and FirstFloor Software, Inc., two of our domestic subsidiaries, were merged into Calico Commerce, Inc. and no longer exist as separate subsidiaries.

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

     The Bankruptcy Court has entered a further order extending the period during which the Debtor shall have the exclusive right to propose a plan of reorganization in the bankruptcy proceeding to April 30, 2003. If Calico does not file a plan by April 30, 2003, or does not obtain acceptance of the plan by June 29, 2003 other parties in interest may be permitted to propose their own plan or plans of reorganization for the Company.

     The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and our stockholders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Case. Currently, subject to resolution of outstanding contingent claims, we believe that all known, non-disputed, non-contingent claims will be paid in full. However, we are subject to certain contingent liabilities as described in Note 9 to the financial statements. Until resolution of such claims, the Company may be unable to make a distribution to its equity securities, if at all. Consequently, there is no assurance that there will be sufficient assets to satisfy our pre-petition liabilities in whole, if contingent claims are allowed in an amount greater than expected. Under a plan of reorganization, pre-petition creditors could receive less than 100% of the face value of their claims. Although we expect that we will have excess assets after payment of liabilities, and that there is value for Calico’s equity securities, there is no assurance that the holders of our equity securities will receive value for their interests. In addition, we have not yet determined what our proposed plan will be, whether we will liquidate and distribute all remaining assets after satisfaction of liabilities, or whether we will merge or combine with or be sold to another entity. It is not possible to predict the outcome of the Chapter 11 Case, the terms and provisions of any plan of reorganization, or the effect of the Chapter 11 reorganization process on the claims of our creditors or the interests of our equity security holders.

     As of December 31, 2002, we had $26.8 million of cash and cash equivalents. We expect that our cash on hand will provide sufficient funds to allow us to meet our post-petition debt and capital requirements, while a plan of reorganization is developed and considered. However, our ability to continue as a going concern (including our ability to meet post-petition obligations of Calico and its subsidiaries) and the appropriateness of using the going concern basis for our financial statements are dependent upon, among other things, obtaining confirmation of a plan of reorganization under the Bankruptcy Code that provides for the continued operation of the Company, which in turn would require the merger or acquisition of the Company by an entity with a going concern.

CRITICAL ACCOUNTING POLICIES

     For the nine months ended December 31, 2002 we incurred a loss from operations of approximately $1.8 million, and positive cash flows from operations of approximately $114,000. As of December 31, 2002, we had an accumulated deficit of $203.6 million.

Revenue recognition

     Historically, we derived our revenue from licensing our software and delivering associated implementation and support services. For contracts with multiple elements, and for which vendor-specific objective evidence of fair value exists for the undelivered elements, we recognized revenue for the delivered elements based upon the residual contract value as prescribed by SOP 98-9. Revenue from license fees was recognized when persuasive evidence of an agreement existed, the product had been delivered, the arrangement did not involve significant customization of the software, acceptance had occurred, the license fee was fixed or determinable, and collection of the fee was probable. If the arrangement involved significant customization of the software or services, which were essential to the functionality of the software, the license revenue was recognized under contract accounting using the completed contract or percentage-of-completion methods as appropriate. For those arrangements accounted for using contract accounting that did not include contractual milestones or other acceptance criteria, we utilized the percentage of completion method based upon the number of labor hours completed as the measure of progress towards completion.

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

Accrual for Claims:

The Company follows the general provisions of SFAS 5, “Accounting for Loss Contingencies” when determining the timing and amount of liabilities relating to claims filed in the bankruptcy proceeding that are to be recorded as liabilities of the Company. Accordingly, the amount and timing of any accrual made for claims is based upon management’s assessment of the validity and enforceability of each such claim, and a liability is recorded if it meets two main criteria: 1) it is probable that a liability has been incurred; and 2) the amount of the claim is reasonably estimable.

Release of Claims Accruals:

Once the Company has reserved for a particular claim, the Company will not release the reserve before there is reasonable certainty that all related contingencies concerning the claim have been removed and the claim has been determined, allowed or disallowed. The Company considers the following factors prior to determining that a reversal of the liability booked for a reserved claim, in whole or in part, is appropriate in any period:

•	Passage of the claims bar date for that particular type of claim;
•	Whether the claim has been rejected, amended, or withdrawn;
•	Analysis of the validity of the claim, after consultation with counsel;
•	Expiration of the underlying contract claims in the case of executory contracts, whether such contract has been assumed or rejected by the Company;
•	The ability of the claimant to amend a filed claim, assert additional related claims, or file a claim after the claims bar date has passed;
•	Management’s general overall assessment (on a case-by-case basis) of the likelihood that the claim will be dismissed, withdrawn, or reduced.

Each of these factors, where applicable, are assessed prior to the release or reduction of any claim that has previously been accrued by the Company.

The claim reserves are determined by comparing the claim filed with the bankruptcy court against the Company’s records. If there is a discrepancy between the amount of the claim filed and the Company’s records, then the validity of the claim is evaluated and potentially reserved. However estimates could potentially be incorrect, which could materially affect the Company’s financial results.

     Should we at any time elect to pursue an orderly wind down and complete cessation of our business operations, we will present our balance sheet under the liquidation basis of accounting, under which the accompanying unaudited condensed financial statements would include adjustments that reflect the effects on the recoverability and classification of assets or amounts, as well as the classification and amounts of liabilities of the Company’s decision to pursue an orderly wind down. The liquidation basis of accounting requires us to accrue an estimate for all liabilities and related expenses to be incurred during the wind down period. Additionally, assets are stated at their net realizable value and liabilities are stated at their anticipated settlement amounts. The estimated net realizable value of assets represents management’s best estimate of the recoverable value of the assets, net of selling expenses, and without consideration for the effect that the settlement of any litigation may have on the value of the assets. The assets are held at their net realizable value until they are sold or liquidated. Because we have sold substantially all of our assets, including most of our intellectual property, we believe that our long-lived assets included on the accompanying condensed consolidated balance sheet at December 31, 2002 closely approximates the net realizable value of such remaining assets under the liquidation basis of accounting. Had we adopted the liquidation basis of accounting as of December 31, 2002, there likely would be additional adjustments recorded to reduce the carrying value of other current assets, as well as adjustments to accrue the estimated costs of liquidation.

     Our operating expenses are classified into two general categories: general and administrative and other tax expense (benefit). We classify all charges to these operating expense categories based on the nature of the expenditures. We expect to continue to incur certain operating expenses until our bankruptcy proceeding is concluded. We expect that the substantial majority of these expenses will be general and administrative in nature, as we discontinued all sales and marketing and research and development activities subsequent to the sale to PeopleSoft.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001

REVENUE

     We recorded no revenues during the three and nine months ended December 31, 2002, as compared to revenues of $1.1 million and $4.7 million during the three and nine months ended December 31, 2001, respectively. This decrease was a direct result of the sale of our operating assets to PeopleSoft in February 2002 and cessation of our operations. As a result of this transaction, we do not expect to generate any additional revenues in the foreseeable future. As a part of the sale to PeopleSoft, PeopleSoft has agreed to support the most recent releases of Calico’s products for up to one year, and we have ceased to recognize revenue on the amortization of our related deferred maintenance and support obligations.

COST OF REVENUE

     We recorded no cost of revenues during the three and nine months ended December 31, 2002, as compared to cost of revenues of $862,000 and $2.9 million during the three and nine months ended December 31, 2001, respectively. This decrease was a direct result of the sale to PeopleSoft in February 2002. As a result of this transaction, we are no longer licensing software or providing support or maintenance to customers, and so will not incur any additional cost of revenues from software licensing or support and maintenance in future periods.

OPERATING EXPENSES

     Sales and Marketing. We incurred no sales and marketing expenses in the three and nine months ended December 31, 2002, as compared to $1.7 million and $6.5 million in the three and nine months ended December 31, 2001, respectively. We are no longer engaging in any sales and marketing activities.

     Research and Development. We incurred no research and development expenses in the three and nine months ended December 31, 2002, as compared to $1.3 million and $5.4 million in the three and nine months ended December 31, 2001, respectively. We are no longer engaging in any research and development activities.

     General and Administrative. General and administrative expenses decreased to $229,000 and $1.5 million in the three and nine months ended December 31, 2002, respectively, from $1.4 and $5.8 million, respectively, in the three and nine months ended December 31, 2001. General and administrative expenses decreased in absolute dollars in fiscal 2002 due to a decrease in the number of administrative personnel and personnel-related costs. We expect general and administrative costs to remain constant until the plan of reorganization is finalized.

     Restructuring. During the quarter ended June 30, 2001 we undertook our second restructuring designed to reduce operating expenses. In connection with this restructuring, we reduced our workforce by another 77 employees, who were employed in all functional areas of the Company. All employees were notified of their terminations during the quarter that ended June 30, 2001. The total amount of the restructuring charge was $710,000 and comprised entirely of employee-related expenses for employee terminations and entirely cash-related charges.

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

     In connection with the sale to PeopleSoft, approximately 40 of our employees became employees of PeopleSoft, leaving us with approximately 5 employees to perform the remaining tasks necessary to conclude our bankruptcy proceedings and other administrative matters. In anticipation of this sale and the pending Bankruptcy Filing, we further reduced our workforce by approximately 9 full-time positions in December 2001. The total amount of the related restructuring charge was approximately $248,000, all of which consisted of employee-related expenses for employee terminations, and all are cash-related charges. By September 2002 we had eliminated all permanent part- and full-time employees as appropriate going forward consistent with administration of our Chapter 11 proceedings and proposal and confirmation of our plan of reorganization. During the nine months ended December 31, 2002, we incurred costs totaling approximately $36,000 related to the restructuring, all of which were cash-related. The remaining reserve for this restructuring is approximately $24,000, which is included in accrued liabilities.

     The following table lists the components of restructuring charges and reserve balances at each quarter end since March 31, 2001:

		EXCESS
		FACILITIES
	EMPLOYEE	AND
	COSTS	EQUIPMENT	TOTAL

Balance at March 31, 2001	$217	$588	$805
Adjustment to reserve	(37)	(6)	(43)
Reserve established, April restructuring	753	—	753
Reserve utilized	(777)	(185)	(962)

Balance at June 30, 2001	$156	$397	$553
Adjustment to reserve	(121)	—	(121)
Reserve established, July restructuring	985	162	1,147
Reserve utilized	(875)	(57)	(932)

Balance at September 30, 2001	$145	$502	$647
Adjustment to reserve	(27)	—	(27)
Adjustment for rejected leases	—	(351)	(351)
Reserve established, December restructuring	248	—	248
Reserve utilized	(225)	(95)	(320)

Balance at December 31, 2001	$141	$56	$197

Adjustment to reserve	(23)	13	(10)
Reserve utilized	(82)	(45)	(127)

Balance at March 31, 2002	$36	$24	$60

Reserve utilized	(36)	—	(36)

Balance at June 30, September 30, and December 31, 2002	$—	$24	$24

Other tax expense (benefit). Other tax expense (benefit) consists primarily of charges and benefits related to state sales and use taxes and franchise taxes and any related adjustments. We recorded other tax expense of $47,000 for the three months ended December 31, 2002, as compared to a tax benefit of $190,000 for the three months ended December 31, 2001. We recorded other tax expense of $311,000 for the nine months ended December 31, 2002, as compared to a tax benefit of $206,000 for the nine months ended December 31, 2001. Charges incurred during fiscal 2003 are attributed to the write-down of certain sales and franchise tax receivable balances, which were deemed uncollectible. The benefit incurred during fiscal 2002 was attributed to a state franchise tax adjustments.

CHAPTER 11 RELATED REORGANIZATION ITEMS

     The accompanying condensed consolidated financial statements have been prepared in accordance with SOP 90-7. SOP 90-7 requires charges, including professional fees, realized gains and losses and provisions for losses resulting from the reorganization and restructuring of the business due to our bankruptcy filing to be reported separately. Included in reorganization items for the three and nine months ended December 31, 2002 are approximately $840,000 and $840,000 of accrued claims released to income, offset, in part, by professional fees of approximately $160,000 and $434,000 respectively; and fees to the U.S. Trustee of approximately $4,000 and $17,000, respectively.

IMPAIRMENT OF LONG TERM INVESTMENTS

     During the three and nine months ended December 31, 2002, which we recorded an impairment charge of $0 and $135,000, respectively, against one of our long-term investments in a third party to properly reflect this investment at its net realizable value. This compares to the three and nine months ended December 31, 2001, which we recorded an impairment charge of $390,000 and $390,000, respectively.

NET INTEREST AND OTHER INCOME

     Net interest and other income includes interest earned on cash and investment balances, interest expense incurred on debt facilities, gains or losses on disposals of property and equipment, foreign currency gains and losses and net sublease income.

     We recorded net interest and other income of $95,000 in the three months ended December 31, 2002, as compared to net interest and other income loss of $211,000 in the three months ended December 31, 2001. We recorded net interest and other income of $433,000 in the nine months ended December 31, 2002, as compared to net interest and other income of $114,000 during the nine months ended December 31, 2001. These period to-period variances are attributed primarily to a decrease in net sublease income as compared to fiscal 2002, related to the termination of several facilities sublease agreements, offset in part by increased interest income in fiscal 2003 related to higher cash and investment balances.

INCOME TAXES

     We have incurred operating losses for all periods from inception through December 31, 2002, and therefore have not recorded a provision for federal or state income taxes. We have not generated revenues in foreign locales during fiscal 2003. Accordingly, we have not recorded a provision for international income taxes. In the three and nine months ended December 31, 2002 we recorded a net reduction to the provision for income taxes of $0 and $218,000, respectively, primarily attributed to an adjustment of California income tax obligations and foreign tax obligations in Japan. We are in the process of liquidating and closing down all of our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002, we had $26.8 million of cash and cash equivalents, compared with $26.5 million of cash and cash equivalents as of March 31, 2002. The increase in cash and cash equivalents is largely attributed to collections of accounts receivable from our international subsidiary in Japan, and the release of restricted cash held in escrow pursuant to the terms of our agreement with Peoplesoft. These increases were offset in part by cash used to fund ongoing administration of our Chapter 11 proceedings. We expect cash and cash equivalents to decrease in the next quarter and beyond, as we have ceased operations, and are generating no revenue yet continue to incur general and administrative expenses. We expect cash used in operating and investing activities to continue to be greater than cash provided by financing activities.

     Cash generated from operating activities was $114,000 for the nine months ended December 31, 2002, primarily due to the release of restricted cash held in escrow under the terms of our agreement with PeopleSoft, a decrease in accounts receivable related to collections on several foreign receivables balances, and decreases in other current assets related to the collection of sales tax refunds receivable and collection of sales proceeds receivable for the sale of assets. These increases were partially offset by payments against liabilities subject to compromise and accrued expenses. This compares to cash used in operating activities of $8.7 million for the nine months ended December 31, 2001, primarily from net losses, net of non-cash expenses including depreciation, amortization and stock compensation, in addition to significant decreases in accrued liabilities, and offset in part by collections on accounts receivable.

     Net cash provided by investing activities was $217,000 for the nine months ended December 31, 2002, related to net proceeds from the sale of property and equipment. This compares to net cash provided by investing activities for the nine months ended December 31, 2001 of $23.4 million, attributed primarily to the sale of Digital River stock.

     We did not use or generate any cash from financing activities for the nine months ended December 31, 2002. This compares to cash used for financing activities of $1.2 million during the nine months ended December 31, 2001, primarily as a result of debt payments and payment of cash collateral against debt facilities.

     We do not expect to make capital expenditures over the next 12 months, however, our capital requirements will depend on many factors, including the success of our reorganization, the form of our Chapter 11 plan of reorganization, the aggregate amount to be fully distributed to creditors to satisfy claims, the allowed amount of any contingent claims from creditors or equity holders, the outcome of litigation, the cost to shut-down our international subsidiaries and the costs of administering our Chapter 11 process, including legal and other fees.

POST FILING LIQUIDITY

     On December 14, 2001 we filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code and as such all pending claims and litigation against us are stayed automatically. Accordingly, we have rejected or assumed pre-petition executory contracts as allowed by the Bankruptcy Code.

     Currently, subject to resolution of outstanding contingent claims, we believe that all known, non-disputed, non-contingent claims will be paid in full. However, we are subject to certain contingent liabilities and disputed claims as described in Note 9 to the financial statements. Consequently, there is no assurance that there will be sufficient assets to satisfy our pre-petition liabilities in whole. Under a plan of reorganization, pre-petition creditors could receive less than 100% of the face value of their claims if contingent claims are allowed in amounts greater than expected. Although we expect that we will have excess assets after payment of liabilities, and that there is value for our equity securities, there is no assurance that the holders of our equity securities will receive value for their interests. Until resolution of such claims, we may be unable to make a distribution to holders of our equity securities, if at all. In addition, we have not yet determined what our proposed plan will be, whether we will liquidate and distribute all remaining assets after satisfaction of liabilities, or whether we will merge or combine with or be sold to another entity. It is not possible to predict the outcome of the Chapter 11 Case, the terms and provisions of any plan of reorganization, or the effect of the Chapter 11 reorganization process on the claims of our creditors or the interests of our equity security holders, until resolution of all disputed or contingent claims.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 also established that fair value is the objective for the initial measurement of the liability. We do not expect the adoption of SFAS 146 to have a material impact on our financial statements.

     In November 2002, the FASB issued SFAS Interpretation No. 45 (“FIN45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

RISK FACTORS

     Our future performance and ability to implement a plan of reorganization is subject to a variety of risks. If any of the following risks actually occur, our business could be harmed and the trading price of our common stock could decline. You should also refer to the other information contained in this report, including our financial statements and the related notes.

OUR BANKRUPTCY FILING MAY ADVERSELY IMPACT THE ABILITY OF OUR STOCKHOLDERS TO REALIZE VALUE FOR THEIR SHARES.

     On December 14, 2001, we filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, we are presently operating our business as a debtor-in-possession.

     Currently, neither our creditors nor we have proposed a plan of reorganization and there can be no assurance that the Bankruptcy Court will confirm any plan of reorganization that we or our creditors or our equity committee may propose. If we fail to file a plan of reorganization during the period of exclusivity granted to us or any extension thereof as approved by the Bankruptcy Court, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Case may be permitted to propose their own plan or plans of reorganization. We do not know what such plan will provide, or whether it might result in a liquidation of our remaining assets, consisting predominantly of our cash, cash equivalents, equity investments and corporate shell. Furthermore, there can be no assurance that sufficient assets will remain to repay creditors or to make a distribution to stockholders. During the Chapter 11 proceeding, we have incurred, and will continue to incur, significant costs associated with the reorganization, including, but not limited to, professional fees and other cash demands typical in bankruptcy proceedings. These costs, which are being expensed as incurred, are expected to significantly affect our results of operations and decrease assets available for use in the reorganization.

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

IF WE ARE UNSUCCESSFUL IN OUR OBJECTIONS TO DISPUTED AND CONTINGENT CLAIMS THAT HAVE BEEN FILED AGAINST US, OUR TOTAL LIABILITIES WILL BE GREATER THAN EXPECTED, AND THERE MAY BE LESS CASH AVAILABLE FOR DISTRIBUTION TO STOCKHOLDERS.

     In addition to the contingent claim filed by the plaintiffs in the securities class action described below in Part II, Item 1 Legal Proceedings, creditors of the Company have filed claims in the bankruptcy proceeding that include claims, or portions of claims, that are disputed by the Company, in the approximate aggregate amount of $2.4 million. One former customer of the Company has filed a claim in connection with the Company’s rejection of its executory contract with the customer, in the amount of approximately $1.8 million, representing amounts that the customer alleges are due for return of software license fees and maintenance and support fees previously paid to Calico. The Company believes that the claim is without merit, and intends to vigorously oppose the allowance of the claim. However, if the Company’s objections are not upheld by the Bankruptcy Court, and this claim, or other disputed claims, are allowed in amounts in excess of the amounts that have been accrued by the Company, the total liabilities of the Company will be greater than expected, and there will be less cash than expected available for distribution to stockholders.

WE HAVE A HISTORY OF LOSSES, WE HAVE SOLD ALL OF OUR PRODUCTS AND ASSOCIATED ASSETS TO OTHER COMPANIES, AND DO NOT EXPECT TO GENERATE FUTURE REVENUES.

Since inception, we have funded our business primarily through selling our stock, not from cash generated by our business. With the exception of the third and fourth quarters of fiscal 2002, due to the selling of Digital River stock, we have incurred quarterly and annual losses in each of the seven years since we were formed.

     We have sold all of our intellectual property, trademarks, trade names, patents, copyrights, and associated assets, including the intellectual property related to our products, and we have scaled back our business to only very limited administrative functions. Our sole source of income is anticipated to be interest income earned on the cash realized from the sale of our operating assets and, potentially, proceeds from the sale of remaining tangible assets, and returns that may be generated from our limited equity investments in generally high-risk technology start-up companies. There can be no assurance that this income will be sufficient to cover our administrative costs and other costs, such as ongoing litigation and the winding down of our international subsidiaries. We may have insufficient cash to satisfy all of the claims of our creditors or to make a distribution to stockholders, or to reorganize and exit the bankruptcy proceeding as an operating reorganized company.

OUR ABILITY TO CONTINUE AS A “GOING CONCERN” IS UNCERTAIN.

     The accompanying condensed consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates continuity of operations, timely payment for services by customers, control of operating costs and expenses and the realization of asset sales and liquidation of liabilities and commitments. While we expect that our cash on hand will provide sufficient funds to allow us to meet our pre- and post-petition debt, operating expenses and capital requirements while a plan of reorganization is developed and considered, the Bankruptcy Filing and related circumstances, and the sale of substantially all of our operating assets, raise substantial doubt about our ability to continue as a going concern. The appropriateness of reporting on a going concern basis is dependent upon, among other things, the availability of sufficient capital to meet expenses, confirmation of a plan of reorganization that provides for future profitable operations by the Company, and the ability to generate sufficient cash from operations and financing sources to meet our obligations as they become due. We have assumed all of the foregoing. However, given that we have sold all of our operating assets to PeopleSoft, our ability to survive the bankruptcy and emerge as a going concern is contingent on our sale to, or merger or combination with, another company with ongoing operations, or identification of another product or business in which to invest, and there is no assurance that we will undertake these actions. Without a sale to, or merger or combination with, another company, we would likely file a plan of reorganization that provides for our liquidation and distribution of assets. Should some or all of our assumptions prove to be unfounded or prove to be untrue in the future, our results of operations and financial condition will be adversely affected.

WE ARE NO LONGER LISTED ON THE NASDAQ NATIONAL MARKET AND THE MARKET IN OUR STOCK MAY NOT CONTINUE

     In July 2001 our common stock was delisted from the NASDAQ National Market. Our common stock is quoted on the NASDAQ Over-the-Counter (OTC) bulletin board quotation service. This has reduced the market and liquidity of our common stock and consequently may adversely affect the ability of our stockholders and brokers/dealers to purchase and sell our shares in an orderly manner or at all. The volume of trading in our stock has continued to decline since our bankruptcy filing. Trading in our common stock through market makers and quotation on the OTC Bulletin Board entails other risks. Due in part to the decreased trading price of our common stock and reduced analyst coverage, the trading price of our common stock may change quickly, and market makers may not be able to execute trades as quickly as they could when the common stock was listed on the NASDAQ National Market. Although trading continues, if the plan of reorganization provides for liquidation of the company, the plan will set forth the date on which stockholders of record will be entitled to any distribution. In such an event, trading in our stock will be suspended after such record date, and no further trades or transfers of ownership in such common stock will be processed after such record date.

PENDING LITIGATION COULD CAUSE US TO INCUR INCREASED COSTS AND RESULT IN A COSTLY JUDGMENT OR SETTLEMENT AGAINST US.

     On or around March 27, 2001, a class action lawsuit was filed on behalf of all holders of Calico securities in the Southern District of New York against Calico, five of its officers and\or directors, and the investment banks which underwrote Calico’s initial public offering of securities. The case is now captioned as In re Calico Commerce, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-9922 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.).

     On or about April 19, 2002, plaintiffs electronically served an amended complaint. That complaint no longer names Calico as a defendant, however, on April 4, 2002, the Plaintiffs, asserting a class action claim of in excess of $62.0 million, filed a Proof of Claim with the Bankruptcy Court. The Company intends to object to this claim in the Bankruptcy Case if the claim is not settled or otherwise resolved; however, we are unable to estimate the possible range of damages that could be awarded as a result of the lawsuits or settlement of the claim. The amended complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offering did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

     The Company is aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, the Calico individual defendants (as well as all other issuer defendants) filed a motion to dismiss the complaint. On February 19, 2003, the Court ruled on the motions to dismiss. The Court denied the motions to dismiss claims under the Securities Act of 1933 in all but 10 of the cases, including the case involving the Company. The Court denied the motion to dismiss the claim under Section 10(a) of the Securities Exchange Act of 1934 against the Company and 184 other issuer defendants, on the basis that the amended complaints in these cases alleged that the respective issuers had acquired companies or conducted follow-on offerings after their initial public offerings. The Company intends to ask the Court to clarify its ruling in this regard, as the amended complaint does not name Calico as a defendant. With respect to the Calico individual defendants, the motion to dismiss the Section 11, Section 15, and Section 20(a) claims was denied. The motion to dismiss the Section 10(a) claims was granted with prejudice as to four individual defendants, and denied as to a fifth individual defendant on the basis that the defendant sold stock. The Company believes that the allegations against the Calico Defendants in the litigation are without merit, and intends to vigorously defend the litigation.

     The uncertainty associated with these substantial, unresolved lawsuits and this proof of claim could seriously harm our business and financial condition. The continued defense of these lawsuits also could result in continued litigation fees and costs, as well as the diversion of resources. Negative developments with respect to the lawsuits could cause our stock price to decline significantly. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the defense and resolution of these lawsuits, by settlement or otherwise, the size of any such payments could result in decreased distributions to creditors and stockholders. We maintain directors and officers insurance applicable to the lawsuits, but there can be no guarantee that the proceeds of such insurance will be available for defense fees and costs, or payment of any settlement or judgment in the lawsuits or even if available, will be sufficient to cover the fees and costs and any settlement or judgment imposed against us.. We are also contractually committed to indemnify officers and directors for losses they may incur in defense, settlement, or judgment of such suit. We have not set aside any financial reserves relating to potential damages associated with these lawsuits. Because the lawsuit represents a disputed, contingent, unliquidated claim, we may be unable to confirm a plan of reorganization until resolution of the lawsuit, or may have to set aside a reserve of some or all of the cash that would otherwise be available to satisfy claims of creditors or distributed to stockholders, resulting in a reduced or delayed distribution, or eliminate such distribution in its entirety.

OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE AND HAS EXPERIENCED A SIGNIFICANT DECLINE, AND MAY CONTINUE TO BE VOLATILE AND DECLINE.

     The trading price of our common stock has fluctuated widely in the past and is expected to continue to do so in the future, as a result of a number of factors, many of which are outside our control. Our common stock reached a high of $0.66 during the year ended March 31, 2002 and traded as low as $0.24 during the nine months ended December 31, 2002.

SOME OF OUR INVESTMENTS IN PORTFOLIO COMPANIES MAY CONTINUE TO LOSE VALUE OR MAY BECOME IMPAIRED.

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

EQUITY INVESTMENTS RISK

     We have also invested in a small number of privately held companies, almost all of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. Our investments are carried at cost unless a decline in the value of the investment occurs, and at such time the investment is written down to its estimated fair value. Investments in privately held Companies at December 31, 2002 aggregated $25,000 and are included in long-term investments in the accompanying condensed consolidated balance sheets. We monitor these investments for changes in value, including impairment, by reference to factors such as the companies’ technology, product launch, funding and liquidity.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our Chief Executive and Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days prior to the filing date of this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive and Financial Officer concluded that, as of the Evaluation Date, to his knowledge and belief, our disclosure controls and procedures were effective.

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or to our knowledge in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

     On or around March 27, 2001, a class action lawsuit was filed on behalf of all holders of Calico securities in the Southern District of New York against Calico, five of its officers and\or directors, and the investment banks which underwrote Calico’s initial public offering of securities. The case is now captioned as In re Calico Commerce, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-9922 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.).

     On or about April 19, 2002, plaintiffs electronically served an amended complaint. That complaint no longer names Calico as a defendant, however, on April 4, 2002, the Plaintiffs, asserting a class action claim of in excess of $62.0 million, filed a Proof of Claim with the Bankruptcy Court. The Company intends to object to this claim in the Bankruptcy Case if the claim is not settled or otherwise resolved; however, we are unable to estimate the possible range of damages that could be awarded as a result of the lawsuits or settlement of the claim. The amended complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offering did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

     The Company is aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, the Calico individual defendants (as well as all other issuer defendants) filed a motion to dismiss the complaint. On February 19, 2003, the Court ruled on the motions to dismiss. The Court denied the motions to dismiss claims under the Securities Act of 1933 in all but 10 of the cases, including the case involving the Company. The Court denied the motion to dismiss the claim under Section 10(a) of the Securities Exchange Act of 1934 against the Company and 184 other issuer defendants, on the basis that the amended complaints in these cases alleged that the respective issuers had acquired companies or conducted follow-on offerings after their initial public offerings. The Company intends to ask the Court to clarify its ruling in this regard, as the amended complaint does not name Calico as a defendant. With respect to the Calico individual defendants, the motion to dismiss the Section 11, Section 15, and Section 20(a) claims was denied. The motion to dismiss the Section 10(a) claims was granted with prejudice as to four individual defendants, and denied as to a fifth individual defendant on the basis that the defendant sold stock. The Company believes that the allegations against the Calico Defendants in the litigation are without merit, and intends to vigorously defend the litigation.

     On June 16, 2000, Calico demanded that BigMachines.com make payments due under its March 2000 license and service agreements between BigMachines.com and Calico, and cease and desist from improperly using Calico’s name and trademarks. Calico claims that $1,030,315 is due under the license and service agreements, including late fees, and seeks an unknown amount in damages from improper use of Calico’s name and marks. BigMachines.com has denied that amounts are due to Calico. On September 12, 2001 BigMachines and Calico unsuccessfully participated in a mediation. Calico is informed that on June 27, 2001 BigMachines filed an action against Calico in the Superior Court of San Mateo County alleging causes of action for fraud, rescission, negligent misrepresentation, and breach of contract. Calico was never served with this summons or complaint in this action prior to the filing of the Company’s petition pursuant to Chapter 11 of the bankruptcy code. On March 4, 2002 Calico filed and served a Complaint in the United States Bankruptcy Court as Adversary Proceeding Number 02-5064. On April 8, 2002 Calico was served with BigMachines’ Answer and Counterclaim for Rescission, Fraud, Negligent Misrepresentation and Breach of Contract. Calico and BigMachines have settled this matter, and are finalizing the terms of a settlement agreement. The settlement is subject to approval of the Bankruptcy Court, and the Settlement Agreement will be filed with the Bankruptcy Court in due course.

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

     Calico has also initiated litigation against a former Calico employee by the name of Stephen Leahy. On March 2, 2000 Calico issued a loan of $450,000 to Mr. Leahy. Pursuant to a promissory note and security agreement executed contemporaneously with the loan, the repayment on the loan was to occur on or before November 30, 2000. Mr. Leahy ceased employment thereafter, and the Company has not received repayment on the outstanding loan. On or about March 15, 2002 Calico filed and served a complaint in the Bankruptcy Court as Adversary Proceeding No. 02-5111 against Mr. and Mrs. Leahy. Following initial status conferences in this matter, counsel for Calico and the Leahys stipulated that the matter be handled in the U.S. District Court for the Northern District of California instead of the Bankruptcy Court. Calico and the Leahys have settled this matter, and are finalizing the terms of a settlement agreement. The settlement is subject to approval of the Bankruptcy Court, and the Settlement Agreement will be filed with the Bankruptcy Court in due course.

     On July 2, 2002 Koninklijke KPN N.V., a former customer, filed a claim for $1.8 million for return of software license fees and maintenance/support fees previously paid to Calico. It was determined improbable that KPN would be entitled to the entire $1.8 million. The Company has filed a formal objection to the claim with the bankruptcy court and believes that the claim is without merit, and intends to vigorously dispute the claim.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1(1) 3.2(1) 99.1	Certificate of Incorporation Bylaws Certification by Chief Executive Officer and Principal Financial Officer

(1)	Incorporated herein by reference to Calico’s Registration Statement on Form S-1, as amended (File No. 333-82907)

(b)	Reports on Form 8-K

Not applicable

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2003	/s/ James B. Weil

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

Date: March 21, 2003	/s/ James B. Weil

James B. Weil President & Chief Executive Officer (Principal Executive and Financial Officer)

INDEX TO EXHIBITS

Number	Description

3.1(1) 3.2(1) 99.1	Certificate of Incorporation Bylaws Certification by Chief Executive Officer and Principal Financial Officer

(1)	Incorporated herein by reference to Calico’s Registration Statement on Form S-1, as amended (File No. 333-82907)